Form 10QSB
period 2000-09-30
MARICULTURE SYSTEMS INC
filed 2000-11-09
CIK 1000778

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

Commission file no.  000-31521

                            Mariculture Systems, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Florida                                                  65-0677315
-------------------------------              -----------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

P.O. Box 968
Lake Stevens, Washington                                                   98258
----------------------------------------------------                  ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number (425) 397-0409

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange on
      Title of each class                                       which registered

                None                                                        None
-----------------------------                          -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                       -----------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                            Mintmire & Associates
                                            265 Sunrise Avenue, Suite 204
                                            Palm Beach, FL 33480
                                            Tel: (561) 832-5696
                                            Fax: (561) 659-5371

         Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes       X       No
                           --              ---

         As of September 30, 2000, there are 10,574,147 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements


INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE



CONDENSED FINANCIAL STATEMENTS
         Balance sheet                                                F-1
         Statement of operations                                      F-2
         Statement of cash flows                                      F-3
         Notes to financial statements                                F-4


MARICULTURE SYSTEMS INC.
(A Development Stage Company)
CONDENSED BALANCE SHEET
(unaudited)

                                                                            SEPTEMBER                 DECEMBER
                                                                             30, 2000                 31, 1999
                                                                      ----------------------    --------------------

CASH                                                                   $               5,800    $             2,373

TEST FACILITY, net                                                                    55,429                 55,429
                                                                      ----------------------    --------------------

            Total assets                                               $              61,229      $           57,802
                                                                      ======================    ====================

CURRENT LIABILITIES
    Notes payable related party                                        $              92,364      $          78,765
    Notes payable other                                                               14,017                 14,017
    Accounts payable related party                                                    19,662                 18,016
    Trade accounts payable                                                           167,082                154,857
    Unissued shares payable                                                           17,500                 26,200
    Accrued interest                                                                  58,000                 47,000
                                                                      ----------------------    --------------------

            Total current liabilities                                                368,625                 338,855
                                                                      ----------------------    --------------------

STOCKHOLDERS' DEFICIT
    Common stock, par value $.001; 20,000,000 shares authorized;  10,564,147 and
        10,284,817 issued and outstanding at September 30, 2000 and
        December 31, 1999, respectively                                               10,565                 10,285
    Additional paid in capital                                                       796,200                725,849
    Deficit accumulated during the development stage                              (1,114,161)            (1,017,187)
                                                                       ----------------------    --------------------

            Total stockholders' deficit                                             (307,396)              (281,053)
                                                                       ----------------------    --------------------

            Total liabilities and stockholders' deficit                $              61,229      $          57,802
                                                                       ======================    ====================


                             See accompanying notes


MARICULTURE SYSTEMS INC.
(A Development Stage Company)
CONDENSED STATEMENT OF OPERATIONS
(unaudited)



                                                                                                         FOR THE
                                                                                                       PERIOD FROM
                                                                                                        INCEPTION
                                             THREE MONTHS                  NINE MONTHS              (AUGUST 25, 1994) to
                                            ENDED SEPTEMBER              ENDED SEPTEMBER                SEPTEMBER 30,
                                                   30,                          30,
                                           2000           1999           2000           1999                  2000

OPERATING EXPENSES

General and administrative
expenses                              $  11,117    $      4,086    $   71,619    $     7,457       $        412,570

Research and experimentation
expenses                                  2,420             496        14,355          3,531                643,644

Total operating expenses                 13,537            4,582        85,974        10,988              1,056,214

NET LOSS FROM
OPERATIONS                             (13,537)         (4,582)      (85,974)       (10,988)             (1,056,214)

INTEREST INCOME                                                                                               7,191

INTEREST EXPENSE                        (5,000)         (3,000)      (11,000)        (9,000)                (65,138)

NET LOSS                              $(18,537)    $    (7,582)    $ (96,974)      $(19,988)      $      (1,114,161)




                             See accompanying notes


MARICULTURE SYSTEMS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)

                                                                       NINE MONTHS                     FOR THE PERIOD
                                                                          ENDED                        FROM INCEPTION
                                                                      SEPTEMBER 30,              (AUGUST 25, 1994) to
                                                                       2000           1999         SEPTEMBER 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
    Cash paid to suppliers, subcontractors and employees        $  (10,172)     $  (7,233)    $             (272,902)
    Interest received                                                                                          7,191
    Interest paid                                                                                             (7,138)

            Net cash from operating activities                     (10,172)        (7,233)                  (272,849)

CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of equipment                                                                 500                        500
    Purchase of test facility                                                                               (497,821)

            Net cash from operating activities                                        500                   (497,321)

CASH FLOWS FROM FINANCING ACTIVITIES
                                    Proceeds from notes payable      13,599         6,750                    106,381
                             Proceeds from sale of common stock                     2,000                    652,089
                              Cash received for unissued shares                                               17,500

                             Net cash from financing activities      13,599         8,750                    775,970

NET CHANGE IN CASH                                                     3,427        2,017                      5,800

CASH, beginning of period                                              2,373          150

CASH, end of year                                               $     5,800    $    2,167     $                5,800

RECONCILIATION OF NET LOSS TO NET
                         CASH FROM OPERATING ACTIVITIES
        Net loss                                                $  (96,974)     $ (19,988)    $            (1,114,161)
    Adjustments to reconcile net loss to net cash
            from operating activities
        Depreciation and write-down of test
            facility to net salvage value                                                                     441,892
        Services received in exchange for common stock               61,931                                   154,676
        Changes in operating assets and liabilities
            Trade accounts payable                                   13,871           3,755                   186,744
            Accrued interest                                         11,000           9,000                    58,000

NET CASH FROM OPERATING ACTIVITIES                              $  (10,172)    $     (7,233)   $             (272,849)

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES

    Common stock issued for services                             $   61,931    $         -     $              154,676

MARICULTURE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)


Mariculture Systems, Inc. (the Company) is a development stage company which has undertaken the development, manufacturing and marketing of products for the aquaculture industry. The products are primarily new technology in fish farming through the use of a rigid wall fish rearing system. The Company developed and constructed a test facility in June 1996. Fish were installed by a third party in October 1996, with harvest of the crop accomplished in August 1997. The test facility performed effectively. The Company has elected to expense all costs associated with the development, engineering, startup and operations that have been incurred. The condensed financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity.

Note 1 - Basis of Presentation
         The interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the financial condition and the results of operations for the interim periods included herein have been made. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be anticipated for the year ending December 31, 2000. For additional information, refer to the audited financial statements and notes thereto for the year ended December 31, 1999.
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ from estimated amounts.
Note 2 - Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137 entitled Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of SFAS Statement No. 133. The statement amends SFAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company currently has no activity in derivative instruments and hedging activities, and does not expect the adoption of this statement will have a material effect on its financial condition or results of operation.

MARICULTURE SYSTEMS, INC.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS (unaudited)


Note 3 - Going Concern

         As shown in the accompanying balance sheet, the Company has accumulated a deficit of $1,114,161 and $1,017,187 during the development stage through September 30, 2000 and December 31, 1999, respectively, and, as of those dates, the Company's current liabilities exceed its current assets by $362,825 and $336,482, respectively. Those factors, as well as the uncertain conditions that the Company faces regarding its ability to transition from a development stage company to an operating entity, raises substantial doubt about the Company's ability to continue as a going concern. Management of the Company is in the process of obtaining additional equity through the issuance of stock. Without a sufficient source of revenue and capital funding, the Company will not be able to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

     In August 2000, the Company executed a promissory note in favor of Elaine Meilahn in the amount of ten thousand six hundred dollars ($10,600) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. Pursuant to the promissory note, the final disbursement from Elaine Meilahn to the Company was made in August 2000 in the amount of five thousand dollars ($5,000). For such offering, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated thereunder ("Rule 506") and Section 460-44A-506 of the Washington Code.

     The facts relied upon to make the Washington Exemption include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than 15 days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer.

     In September 2000, the Company entered into an Employment Agreement with Richard J. Luce ("Luce"), to employ Luce as Vice President of Sales and Marketing. The term of the agreement is for a period of four (4) years and is automatically renewable for one (1) year. Mr. Luce's annual base salary is ninety three thousand five hundred dollars ($93,500.00) for the first year, one hundred thousand forty five dollars ($100,045) for the second year, one hundred seven thousand forty eight dollars ($107,048) for the third year, and one hundred fourteen thousand five hundred forty one dollars ($114,541) for the fourth year. However no salary will be accrued during the first four (4) months of employment. Luce will also receive commission payments of one half percent (0.5%) based on gross sales of the Company products and an additional one half percent (0.5%) for all direct sales by Luce. Luce is also granted the right to purchase up to one hundred thousand (100,000) shares of the Company's restricted Common Stock at a price of four dollars ($4.00) per share. Twenty-five percent (25%) of the options shall become vested on January 1, 2001, and the remaining seventy-five percent (75%) of the options shall become vested at the equal rate of twenty-five percent (25%) upon each successive one (1) year anniversary date of employment. All vested options shall expire with three (3) years from the date of vesting. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 551.23 (11) of the Wisconsin Code.

     The facts upon which the Company  relied in Wisconsin  are as follows:  (1)
(a) no person made more than ten (10) sales of securities of the same issuer during any period of twelve (12) consecutive months within Wisconsin; (b) the seller reasonably believed that all buyers were purchasing for investment; (c) there was no filing requirement; and (d) no commission or remuneration was paid in connection with a sale.

Discussion and Analysis

     The Company, Mariculture Systems, Inc. is a Florida corporation which conducts business from its headquarters in Lake Stevens, Washington. The Company was incorporated in the State of Florida on July 8, 1996. On August 22, 1996, the Company entered into a Share Exchange Agreement whereby the Company issued and exchanged
8,800,000 shares of its Common Stock for one hundred percent (100%) of the issued and outstanding stock of Mariculture Systems, Inc., a Washington corporation ("MSIW") (the "Share Exchange"). As a result of that transaction, MSIW became a wholly owned subsidiary of the Company. The Washington corporation was administratively dissolved on September 19, 1997.

     The Company is principally involved in the aquaculture industry, including developing, manufacturing, and marketing proprietary systems that allow commercial fish farmers to increase productivity and profits while reducing risks to their crop and limiting environmental impact. Current activities include the search for potential customers of the Company's proprietary product.

     The Company is in the development stage. It is acquiring the necessary operating assets and it is beginning its proposed business. While the Company is developing tools necessary to enter the acquaculture industry, there is no assurance that any benefit will result from such activities. The Company will receive limited operating revenues and will continue to incur expenses during its development, possibly in excess of revenue.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

          Results of Operations -For the Three Months Ending September 30, 2000 and September 30, 1999

Financial Condition, Capital Resources and Liquidity

     For the 3rd quarter ended September 30, 1999 and 2000 the Company recorded no revenues. For the third quarter ended September 30, 1999 and 2000 the Company had general and administrative expenses of $4,086 and $11,117. This increase of $7,031 was due to a substantial increase in selling efforts.

     For the 3rd quarter ended September 30, 1999 and 2000, the Company had research and experimentation expenses of $496 and $2,420, respectively. The increase of $1,924 is due primarily to expenses associated with the disposal of the pilot site, including moorage fees for the barge.

     For the 3rd quarter ended September 30, 1999 and 2000, the Company had total operating expenses of $4,582 and $13,537. The increase is primarily due to an increase in selling efforts

Net Losses

     For the 3rd quarter ended September 30, 1999, 2000, the Company reported a net loss from operations of $4,582 and $13,537 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At September 30, 2000, the Company employed four (4) persons. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Research and Development Plans

     The Company believes that research and development is an important factor in its future growth. The aquaculture industry is closely linked to technological advances, which produce new ways of producing product for its use by the public. Therefore, the Company must continually invest in the latest technology to appeal to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment and inventory may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

     Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

PART II

Item 1.  Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3.            Defaults in Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending September 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.            Other Information

     None.

Item 6.            Exhibits and Reports on Form 8-K

     (a) The exhibits  required to be filed  herewith by Item 601 of  Regulation
S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
----------------------------------------------------------------------
Item 1.           Index to Exhibits

3.(i).1   [1]     Articles of Incorporation of Mariculture Systems, Inc. filed July 8, 1996.
3.(ii).1  [1]     Bylaws of Mariculture Systems, Inc.
4.1       [1]     Promissory Note in the amount of $18,000 bearing 10% interest in favor of
                  William Evans dated April 1996.
4.2       [1]     Form of Private Placement Offering of 1,200,000 common shares at $0.01 per share.
4.3       [1]     Promissory Note in the amount of $10,000 bearing 10% interest in favor of
                  William Evans dated January 1997.





4.4       [1]     Promissory Note in the amount of $22,000 bearing 10% interest in favor of
                  William Evans dated April 1997.
4.5       [1]     Form of Private Placement Offering of 985,000 common shares at $1.00 per share.
4.6       [1]     Promissory Note in the amount of $14,400 bearing 12% interest in favor of Elaine
                  Meilahn dated March 2000.
4.7       [1]     Promissory Note in the amount of $21,970 bearing 12% interest in favor of David
                  Meilahn dated March 2000.
4.8       [1]     Promissory Note in the amount of $10,600 bearing 12% interest in favor of Elaine
                  Meilahn dated August 2000.
10.1      [1]     Share Exchange Agreement dated August 1996.
10.2      [1]     Agreement with Corporate Imaging dated July 1997.
10.3      [1]     Agreement with Stephen Jaeb dated August 1997.
10.4      [1]     Agreement with Reinforced Tank Products, Inc. dated April 1998.
10.5      [1]     License Agreement with David Meilahn dated December 1998.
10.6      [1]     Agreement with Sanford Tager dated September 1999.
10.7      [1]     Employment Agreement with Rich Luce dated September 2000.
27.1       *      Financial Data Schedule.
-------------------

[1]      Incorporated herein by reference to the Company's Registration Statement on Form 10-
         SB.
*          Filed herewith.


Item 2.  Description of Exhibits

     The documents required to be filed as Exhibits Number 2 and 6 and in Part III of Form 1-A filed as part of this Registration Statement on Form 10-SB are listed in Item 1 of this Part III above. No documents are required to be filed as Exhibit Numbers 3 , 5 or 7 in Part III of Form 1- A and the reference to such Exhibit Numbers is therefore omitted. The following additional exhibits are filed hereto:

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     Mariculture Systems, Inc.
                                                     (Registrant)


         Date: November 7, 2000                    By:  /s/ David Meilahn
                                                     --------------------------
                                                     David Meilahn
                                                     President, Secretary,
                                                     Treasurer and Chairman

                                                   By: /s/ Richard Luce
                                                     --------------------------
                                                     Richard Luce
                                                     Vice President, Sales &
                                                     Marketing

                                                   By: /s/ Robert Janeczko
                                                     --------------------------
                                                     Robert Janeczko
                                                     Director

                                                   By: /s/ Don Jonas
                                                     ---------------------------
                                                     Don Jonas
                                                     Director