Form 10KSB
period 2000-12-31
MARICULTURE SYSTEMS INC
filed 2001-04-13
CIK 1000778

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission File No.:000-31521


                            Mariculture Systems, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

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

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                 No
                      ----                 -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State registrant's revenues for its most recent fiscal year. $0

         Of the 10,564,147 shares of voting stock of the registrant issued and outstanding as of December 31, 2000, 3,341,427 shares were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past sixty (60) days.

                                     PART I

Item 1. Description of Business

         (a)      Business Development

         Mariculture Systems, Inc. (the "Company" or "Mariculture") is incorporated in the State of Florida. The Company is not presently trading on an exchange, but intends to apply to the National Association of Securities Dealers to have its Common Stock quoted on the Over the Counter Bulletin Board. There can be no guarantee that such application will be approved. Its executive offices are presently located at P.O. Box 968, Lake Stevens, WA 98258. Its telephone number is (425) 397- 0409 and its facsimile number is (425) 672-8012.

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

         MSIW was incorporated on August 25, 1994 with the goal of becoming a major supplier of proprietary and non-proprietary equipment to the aquaculture industry. MSIW concentrated its initial efforts to fund raising through private placements of its unregistered stock and on the engineering necessary to take the licensed technology to commercial reality via a pilot system for rearing finfish. When MSIW entered into the Share Exchange agreement with the Company and became a wholly owned subsidiary of the Company, MSIW was administratively dissolved on September 19, 1997 with all assets and liabilities transferred to the Company.

         Mariculture   Systems,   Inc.  develops,   manufactures,   and  markets
proprietary   systems  that  allow   commercial   "fish   farmers"  to  increase
productivity and profits while reducing risks to their crop and limiting environmental impact. The Company has engineered and developed proprietary systems that are manufactured to its specifications by one or more specialty firms. Reinforced Tank Products, Inc. of Drain, Oregon is a primary supplier for the tanks. Other components utilized in the system are either off the shelf items or slightly modified to meet the Company's needs and specifications. Included are pumps by Flygt, generators by Stewart & Stevenson, and many other well-known vendors of marine rated equipment. Marketing and the system sales are actively being handled through both full-time inside sales personnel and part-time sales representatives. An extensive web site (www.sargo.net) is on the Internet and several links to other listings are presently in place. Discussions are underway with advertising agencies to represent the Company's products. Brochures and other media have been produced and are being disseminated on a regular basis. At this time, sales contacts and ongoing discussions have been made with responses to direct inquiries. Additional sales positions are currently being interviewed for expansion of the sales staff. See Part I, Item
1. "Description of the Business - (b) Business of Registrant."

        The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB September 13, 2000. The SEC has sent an initial set of comments to the Company's Registration Statement, which the Company has responded to in the form of both a letter and an amended Registration Statement. The SEC has yet to reach a point of "no further comment" with regard to the filing. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

         The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitations on resale and (vi) each of the parties was a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction (the "506 Exemption").

         The Company relied upon Section 517.061(11) for several transactions regarding the issuance of its unregistered securities in Florida. In each instance, such reliance was based upon the fact that: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In that regard, Mr. Dauplaise supplied such information and was available for such questioning (the "Florida Exemption").

         The Company relied upon WAC 460-44A-506 of the Washington Code for several transactions regarding the issuance of its unregistered securities in Washington. In each instance, such reliance was based upon the fact that: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer (the "Washington Exemption").

         January 2000 through April 2000, the Company issued 32,000 shares of its restricted common stock to seven (7) persons for a total of thirty two thousand dollars ($32,000). The obligation to issue such shares arose during 1999 and was accounted for in fiscal year 1999. For such offering, the Company relied upon the 506 Exemption, Section 25102.1 of the California Code, Section 80 A.15 Subd. 2(h) of the Minnesota Code, Section 109.13 of the Texas Code and the Washington Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

         The facts relied upon to make the California Exemption include the following: (i) the Company filed a completed SEC Form D with the California Department of Corporations; (ii) the Company executed a Form U-2 consent to service of process in the state of California; (iii) the Forms were filed not later than fifteen (15) days after the first sale of the securities in California; and (v) the Company paid an appropriate filing fee.

         The facts relied upon to make the Minnesota Exemption include the following: (i) bad boy provisions of the rule apply to the Company; (ii) no commission or other remuneration was paid for soliciting any prospective buyer;
(iii) the Company filed a completed SEC Form D with the Minnesota Department of Commerce signed by a person duly authorized by the issuer; (iv) the Company executed a Form U-2 consent to service of process in the state of Minnesota; (v) the Forms were filed not later than fifteen (15) days after the first sale of the securities in Minnesota; (vi) the Company paid an appropriate filing fee of $50.00 to the Minnesota Department of Commerce.

         The facts relied upon to make the Texas Exemption include the following: (i) the Company filed a completed SEC Form D with the Texas State Securities Board; (ii) the Form was filed not later than fifteen (15) days after the first sale; (iii) the Company provided the State Securities Board a copy of the information furnished by the Company to the offerees, (iv) the Company executed a Form U-2 consent to service of process; and (v) the Company paid an appropriate filing fee to the State Securities Administrator.

         In March 2000, the Company issued 250,000 shares of its restricted Common Stock to Donald Mintmire in connection with his legal services on behalf of the Company. The shares were issued pursuant to Section 3(b), Rule 701 and the Florida Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In March 2000, the Company executed a Promissory Note in favor of Elaine Meilahn, in the amount of fourteen thousand four hundred dollars ($14,400) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company between 1995 and 2000 for working capital purposes. The Note was payable on demand. In April 2000, by mutual agreement of the parties, the Company cancelled the March note due to certain inaccuracies in the note. It was replaced by a note dated April 3, 2001 in the amount of $12,400.97. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item
6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In March 2000, the Company executed a Promissory Note in favor of David Meilahn in the amount of twenty one thousand nine hundred seventy dollars ($21,970.00) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Mr. Meilahn to the Company between 1995 and 1999 for working capital purposes. The Note is payable on demand. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security Ownership of Certain

Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In March 2000, pursuant to the Company's Bylaws, a vacancy was created in the Board of Directors by an increase in the number of the directors. The vacancy was filled by Dr. Robert J. Janeczko by an affirmative vote of a majority of the remaining directors. Dr. Janeczko shall serve until election by the shareholders at the 2001 shareholders meeting. See Part I, Item 1.
"Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In March 2000, pursuant to the Company's Bylaws, a vacancy was created in the Board of Directors by an increase in the number of the directors. The vacancy was filled by Don N. Jonas by an affirmative vote of a majority of the remaining directors. Mr. Jonas shall serve until election by the shareholders at the 2001 shareholders meeting. See Part I, Item 1. "Description of Business -
(b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

         In March 2000, the Board of Directors authorized the issuance of one hundred (100) shares of restricted Common Stock of the Company for each member of the Board of Directors when in attendance at quarterly board meetings. The Company will also reimburse direct travel expenses presented by each member of the board. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In August 2000, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of ten thousand six hundred dollars ($10,600) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In September 2000, the Company entered into an Employment Agreement with Richard J. Luce ("Luce"), to employ Luce as Vice President of Sales and Marketing. The term of the agreement is for a period of four (4) years and is automatically renewable for one (1) year. Mr. Luce's annual base salary is ninety three thousand five hundred dollars ($93,500.00) for the first year, one hundred thousand forty five dollars ($100,045) for the second year, one hundred seven thousand forty eight dollars ($107,048) for the third year, and one hundred fourteen thousand five hundred forty one dollars ($114,541) for the fourth year. Luce will also receive commission payments of one half percent (0.5%) based on gross sales of the Company products and an additional one half percent (0.5%) for all direct sales by Luce. Luce is also granted the right to purchase up to one hundred thousand (100,000) shares of the Company's restricted Common Stock at a price of four dollars ($4.00) per share. Twenty-five percent (25%) of the options shall become vested on January 1, 2001, and the remaining seventy-five percent (75%) of the options shall become vested at the equal rate of twenty-five percent (25%) upon each successive one (1) year anniversary date of employment. All vested options shall expire with three (3) years from the date of vesting. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

         In November 2000, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In November 2000, the Company entered into a Consulting Agreement with Websters' Inc. The Consulting Agreement provides that the Company is to engage Websters' Inc. as a registered professional engineering firm for the purposes of performing the comprehensive design, development and production of a functional integrated commercial SARGO system, and to provide technical support to the installation of the resulting device into SARGO commercial fish rearing vessels. Websters' Inc. agrees to provide approximately two hundred fifty (250) hours of service to the Company, and to accept restricted Common Stock of the Company in lieu of cash payment at a rate of one hundred (100) shares for every one (1) hour of services, or a pro-rata amount thereof, or, upon the approval of the Company's Board of Directors, in a cash amount of one hundred fifty dollars ($150) per hour of service. Websters' Inc. received an initial deposit in advance against the Consulting Agreement of one thousand (1,000) shares of restricted Common Stock of the Company. Payments for services in shares will be presented as a certificate of the restricted Common Stock on a quarterly basis upon approval of the Company's Board of Directors. The agreement also provides that the Company agrees to exchange for cash, at the same rate of value as at original issue, any designated part or the total of all stock issued to Websters' Inc. as a fee from the Consulting Agreement. The exchange for cash will only be in the event that the stock tendered to Websters' Inc. is unable to be sold in a brokers' transaction after a period of one year from the date of issue of the certificate. The agreement expires December 1, 2002. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In January 2001, the Company issued 100 shares of the Company's Common Stock each to David Meilahn, Don Jonas and Robert Janeczko for services rendered to the Company in the third fiscal quarter of year 2000. For such offering, the Company relied upon the 506 Exemption, Section 4[5/4]S of the Illinois Code and the Washington Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

         The facts relied upon to make the Illinois Exemption applicable include the following: (i) The offer, sale or issuance was to a person who was or was reasonably believed to be a director, executive officer, or general partner of the issuer of the securities being offered or sold .

         In January 2001, the Company issued 31,167 shares to Richard Luce as compensation in lieu of salary for services rendered to the Company through year 2000. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

         In February 2001, the Company hired Cary Grant as a consultant to the Company. As payment for such services, the Company committed to provide Mr. Grant with 25,000 shares of its unrestricted Common Stock. To date, no shares have been issued in connection with this agreement. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 12. "Certain Relationships and Related Transactions".

         In February 2001, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         See (b) "Business of Registrant" immediately below for a description of the Company's business.

         (b)      Business of Registrant

General

         The Company was formed in July 1996 and had little or no operations until August 1996, when it acquired MSIW through the Share Exchange. MSIW was incorporated on August 25, 1994 with the goal of becoming a major supplier of proprietary and non-proprietary equipment to the aquaculture industry. MSIW concentrated its initial efforts to fund raising through private placements of its unregistered stock and on the engineering necessary to take the licensed technology to commercial reality via a pilot system for rearing finfish. As a result of the Share Exchange, MSIW became a wholly owned subsidiary of the Company, and then administratively dissolved on September 19, 1997. Mariculture is an aquaculture technology company involved in the business of "farming" aquatic animals and plants. Its principal activity is to develop, manufacture and market proprietary systems that enable commercial fish farmers to increase productivity and profits while reducing risks to their crop and limiting environmental impact. Ultimately, the Company seeks to lead the world in providing turnkey, state-of-the-art equipment solutions for productive farming of the global aquatic resources.

         The Company's independent certified public accountants have emphasized a substantial doubt about the Company's ability to continue as a "going concern" in their report on the Company's accompanying financial statements. Accompanying financial statements have been prepared assuming that the Company will continue as a "going concern" and do not include any adjustments that might result from the outcome of this uncertainty. The Company has a working capital deficiency and faces uncertain conditions regarding its ability to transition from a development stage company to an operating entity.

World Wide Fishing Industry

             Management's market analysis has found that the world's oceans have been fished nearly to the limits of their sustainable yields. Inasmuch as worldwide environmental degradation of the oceans contributes to the decline of marine life, overfishing is the primary cause of dwindling fish populations. The oceans are not an unlimited reservoir, and human demands are approaching the limits of oceanic fisheries to supply fish.

         Global demand for fresh seafood has steadily increased in recent years. During the 1980's and 1990's, per capita seafood consumption in the United States has also steadily increased. Seafood consumption is projected by management to continue to increase in the coming years. Meanwhile, world population is growing exponentially annually.

          It is widely known that worldwide commercial fishing yields have declined, mostly due to extensive fishing by large-scale industrial operations and often in waters that are becoming increasingly polluted. Catches in all fishing grounds in the Atlantic and Pacific Oceans, as well as the Mediterranean and Black Seas, are in substantial decline with hundreds of fish species endangered or becoming extinct due to overfishing and the human caused pollution of our global oceans.

Aquaculture Industry

          Aquaculture is the art of cultivating the products of water or the raising of fish. It includes the culture of fish, mollusks, crustaceans, algae, seaweed and even bullfrogs and alligators. Fish farming is the process of rearing desirable species of fish in captivity and managing both the fish and their environment to improve growth and reproduction. Fish are reared in fish farms much as farm animals are raised in the barnyard. The fish culturist manages the aquatic environment to protect the fish from predators, parasites and disease. The culturist also feeds the fish and controls water quality to prevent pollution.

         The decline of wild catches during the past decade has spawned new growth in the fish farming industry. As happened with other basic meats, the traditional "hunting" means of providing fish, is now being replaced by a "farming" means, known as aquaculture. This growth in aquaculture created many new fish culture facilities around the world, producing a wide variety of finfish species. Currently, large finfish sea farms cultivate Salmon, Sea Bass and Seabream. Tuna, Sturgeon and Halibut are now being developed and farmed on a small scale.

         The animal aquaculture industry continues to be a large and growing segment of the world's seafood economy. Management expects the world aquaculture production to exceed fifty percent (50%) of seafood consumption in the early 2000's. To meet that demand, management expects that world aquaculture will have to increase production at least five-fold by the year 2025.

Existing Aquaculture Methods

          Aquaculture facilities now operate in lakes, ponds, on land, in the ocean near shore and in the open ocean. Current marine finfish farming techniques employ "open net pens," that are commonly clustered into "farms" located within cold or warm near-shore coastal waters, in warm water ponds as well as in cool water impoundment areas. At this time, the net pens are predominantly used to farm Atlantic salmon. Research is now being performed to develop the techniques and knowledge base to rear many other species of finfish.

          Nearly all open net pen cages are suspended from floating walkways or support structures that are moored near shore. Normally, pens or cages are sized either forty feet square (40 sq. ft.) or fifty feet square (50 sq. ft.) by twenty feet (22 ft.) to forty feet (40 ft.) in depth, although larger nets up to eighty feet (80 ft.) are now being introduced in some farms. Farms typically consist of twenty (20) to eighty (80) cages floating in two (2) to five (5) acres of surface water. These cage operations must be placed in high tidal water exchange locations to maintain adequate levels of dissolved oxygen and to dispose of accumulated fish and food wastes that fall through the nets to the bottom.

          Operation of a net pen facility is relatively labor intensive. As the fish grow in size and require more water flow, the nets must be replaced with different mesh sizes or the fish must be moved from pen to pen. Removal and cleaning of the nets must be performed on a regular basis to reduce marine fouling that grows over and closes the mesh. Constant inspection of the nets is required to find predator damage and immediately repair the nets to avoid escape of the crop. Feeding of the fish is usually performed by hand or with semi-automatic feeders and must be done on a regular schedule to maintain growth. Handling and moving the fish is kept to a minimum as it creates excessive stress and increases mortality losses.

         With net pen facilities, many factors contribute to a high incidence of disease and mortality, resulting in a less than ideal survival rate, thus challenging the net pen farmer's ability to raise fish and maintain profitability. These are:

     * Location - net pens must be located where there is pollution-free high tidal water flow.
     * Diseases - high mortality rate fluctuations due to "red tide" and other shallow water diseases
     * Biological - predators penetrate or damage nets, and eat or release fish crop.
     *    High Food Cost - water currents carry away much of the feed.
     * Environment - discharge of high levels of organic fish waste and pollutants.
     * Scenic View - the increase in shore-side landowners not wanting a facility within sight.

New SARGO(TM) Technology

          Management believes the SARGO rearing system is the first to offer the industry unparalleled control of the growing environment. The system is a floating farm facility that uses methods proven in land-based systems and makes them work in the near-shore ocean and lake locations.

         A SARGO system consists of one (1) or more modular pods. Each pod is composed of four (4), rigid wall, floating fish reservoirs. Each pod also has a centralized service platform fitted with required pumps, feeding equipment and sensor control systems. Ideal, deep source water is pumped into the reservoirs continuously, replenishing oxygen levels for the fish and providing a water current "raceway" for the fish to school naturally. One hundred percent (100%) of the solid fish waste and other organic matter is collected for disposal in a waste management and optional treatment system.

         In a typical farm, there are multiples of pods, each of which provide the fish raising ability of over forty (40) net pens. A SARGO farm, physically equivalent in site size to the largest net pen farms currently in operation, would produce approximately eight thousand (8,000) metric tons of salmon per year. The production capacity of the comparably sized net pen operation is only 1,000 metric tons per year.

Technology Comparison

         There are many advantages that the SARGO system offers over its biggest current competitor, the common net pen. The system can substantially reduce operating costs through improved feed management, reduced labor and eliminating the predator losses and fish escapes that plague all net-pen operators. In addition, the system offers unprecedented control over waste containment, water flow and oxygen, permitting three hundred percent (300%) and higher stocking densities. A fully contained SARGO system offers the finfish farmer complete control of the fish- rearing environment leading to the lowest production cost per pound of fish.

         Many of the key SARGO features provide advantages so pronounced, that when compared to current net pen technology, management believes the system will create new environmental and regulatory standards for commercial fish farming facilities. Such concerns, as discussed under "Existing Aquaculture Methods", are quickly resolved with a SARGO system. Management's research has created the following chart, which estimates the comparison of these specific attributes and the SARGO benefits:


                    Traditional Net Pens                                  SARGO System
ENVIRONMENTAL       Fish waste and excess food accumulations              Controlled removal of food and organic waste for
STANDARDS           beneath pens are cause for significant                treatment or disposal minimizes environmental
                    environmental concern among regulatory                controversies.  Provides regulatory agencies with
                    agencies, environmentalists and public interest       viable alternatives for permitting as aquaculture
                    groups.                                               proliferates.

CONTAMINATION       Danger of 50% to 100% crop losses from toxic          Phytoplankton bloom phenomena do not occur at
CONTROL             phytoplankton blooms that thrive in surface           depths from which water is supplied. Surface
                    waters.  No control is currently available.           water pollution avoided since source is a clean
                                                                          deep-water site.

SURVIVAL            Source of growth environment water is from            Nonporous rigid pen reservoir isolates fish from
RATES               surface down to 40 feet.  Very limited control        surrounding environment.  Growth environment
                    over environment characteristics. Survival rates      water controlled by supply from desired depths.
                    less than ideal.                                      Survival rates expected to consistently reach 95%
                                                                          or more.

DISEASE ISOLATION   No control over spread of disease to adjacent         Independent pen environment provides significant
                    pens.  Indiscriminate or uncontrolled use of          control over disease outbreak and transmission.
                    medicines results in highly erratic effectiveness     Allows for discriminate use of antibiotics for
                    and can negatively impact surrounding ecology.        more consistent results and reduced ecological
                                                                          side effects.

PREDATION           Very susceptible to predation losses from seals,      Impenetrable, opaque, rigid-wall reservoir shields
LOSS                sea lions, dog fish, otters and other predators.      fish crops from predators, eliminates predation
                                                                          losses.

STRESS              Stress is caused by all the above factors. It is      Growth environment control reduces stress
                    the major factor in disease outbreak and subsequent   factors.  Promotes greater fish growth and higher
                    mortality.                                            survival rates.

OXYGEN              Loading densities per pen volume are limited by       Pumped water provides sufficient water exchange
LEVELS              surface water exchange, oxygenation levels and        and oxygenation levels to support 3 to 5 times
                    temperature.  All of which vary greatly by            greater fish loading densities per comparable pen
                    location and by tidal action.                         volume.  Reduces farm size and capital costs thus
                                                                          yielding better profits.

TEMPERATURE         Susceptible   to  variable   surface   water          Water pumped from 60 to 200+ feet source, provides
CONTROL             conditions which  stress  organisms  and slow         stable temperature and salinity control.  Environment
                    growth.   Water temperatures and salinity             is consistent with species requirements that promote
                    characteristics at near surface levels not            optimal growth and health.
                    optimal for many species.  Warmer water promotes      requirements that promote optimal growth and
                    disease outbread.                                     health.

PRODUCT             Lack of open water current discourages fish from      Controlled current flow promotes schooling and
QUALITY             exercising thus lowering flesh quality.               continuous exercise, resulting in more consistent
                                                                          firm flesh characteristics.

FEED                Open net pen design contributes to loss of feed       Collection and analysis of waste by-products
UTILIZATION         through the netting and increased feed costs.         maximizes feed utilization and helps reduce over-
                                                                          feeding waste and excess costs.

SYSTEM              Nets require replacement every 3-4 years,             Reservoir life estimated at 30 years plus.  Reduces
MAINTENANCE         increasing capital costs.  Cleaning, repair,          long term capital costs.  Less maintenance and
LIFE                maintenance and labor costs are high.  Frequent       cleaning required.  Minimizes fish handling and
                    cleaning and repair increases fish stress.            the resulting stress.

PERMITTING and      Lengthy and costly permitting process.  Many          Offers alternatives for speedier regulatory
LICENSING COSTS     sites are not available for permitting due to         permitting.  Sites are made available that would
                    environmental issues.                                 not be possible for open net pens.

Product Development

          Mariculture developed the SARGO design with over three (3) years of research into addressing the aquaculturists' needs and engineering a sustainable alternative. All major design work was done by the Mariculture staff and outside consulting engineers were used for evaluation of the subsystems and various issues associated with water based platforms. Patents are issued or pending on all proprietary system and software designs.

         The Company produced and installed a full-scale demonstration unit at a pilot site in June 1996. The scope of the project at National Marine Fisheries Service ("NMFS") was a pilot-scale test of a new concept in floating aquaculture systems for the marine culture of finfish. The project, a 24-month trial, was to test the economic and technical feasibility of floating, rigid-wall circular tank systems containing Atlantic salmon. Permission to place the test facility, with no cost to the governing agencies, at the existing NMFS site was obtained through earlier Orders issued by the United States Department of Commerce, National Oceanic and Atmospheric Administration for the NMFS. There was no formal contract regarding this test site. Mariculture was allowed by National Marine Fisheries Service, of the United States Department of Commerce, to utilize a portion their existing permit from the United States Corp of Engineers.

         Cooperation between NMFS and Mariculture was consistent with federal science policy elements establishing working relationships with the private sector (Stevenson-Wydler Technology Innovation Act of 1980 {P.L. 96-480}, and the Technology Transfer Act of 1986 {P.L. 99-502}. Cooperation is likewise consistent with recent NFMS policy and goals regarding development of sustainable aquaculture through improving the efficiency and profitability of aquaculture production systems.

         In addition, the Department of Commerce Administrative Order 217-19, dated November 13, 1986, entitled "Use of Department of Commerce Facilities for Proprietary or Non-Proprietary Research Purposes" states in part that specialized Federal facilities, laboratories, observatories, vessels, aircraft, and scientific equipment are a high-cost national resource that should be used to the maximum. The Department encourages sharing these resources for research by Federal agencies and, when appropriate, by State and local governments, educations institutions, and the private sector. This order consolidates existing authorities, procedures, and responsibilities for managing the use of Commerce facilities under these circumstances. Under the conditions established in this Order, the head of an operating unit will allow the use of specifically designated facilities by scientific and other qualified outside individuals and entities. These directives permitted Mariculture the benefit of using a free site for its pilot test.

         Fish were installed in the test site unit in October 1996 with harvest of the crop accomplished in August 1997. The demonstration unit performed very effectively and beyond original expectations. The fish growth characteristics of the system have been verified to exceed all parameters. As a result of the demonstration unit, the economic model has been confirmed and updated. The pilot was done as a comparison to a traditional net-pen system, and the comparison results are approximated in the following table:


Food Conversion Ratio
         (ratio of feed to produced muscle tissue):  1.26/lb                    1.40/lb
Mortality rate:                                      3.5%                       20%
Time to grow to marketable size:                     10 months                  13-14 months
Cost of Production:                                  $1.24/lb                   $1.65/lb
Harvest Densities:                                   29.4 kg per cubic meter    15 kg per cubic meter
Sediment quality:                                    no impact                  Benthic (sea floor) kill zones observed
Red tide bloom:                                      zero mortality             $3 million loss
Predation:                                           zero loss                  40,000 fish lost
Escapement:                                          none                       300,000 Atlantic salmon escaped

         Due to the results achieved to date, several environmental groups in the United States and Canada have contacted Mariculture. Recent lawsuits against fish farming and the endangered species issues have cited the need that the aquaculture industry must use the best currently available technology to raise fish. These lawsuits have named Mariculture's SARGO technology as a basis for comparison.

         In November 2000, the Company entered into a Consulting Agreement with Websters' Inc. The Consulting Agreement provides that the Company is to engage Websters' Inc. as a registered professional engineering firm for the purposes of performing the comprehensive design, development and production of a functional integrated commercial SARGO system, and to provide technical support to the installation of the resulting device into SARGO commercial fish rearing vessels.

Business Strategy

         Currently, the Company has no contracts in place for sale of a SARGO system. Any discussion of business strategy contained herein is therefore contingent upon the ability of the Company to continue as a going concern.

         The Company intends to exploit its leading edge technology to replace the use of inferior net pen products currently in use. Additionally, the Company aspires to eliminate the increasing problem of water pollution as it affects current fish farming operations, decrease vulnerability to occurrences such as red tides and predation and to provide consumers with more efficiently raised fish products which will result in a cost savings to the farm and ultimately to the end consumer.

         Generally, the Company plans to continue to research and further develop its product and to market its existing product to potential customers. The Company's revenues are dependent on the volume of sales from its products and services it provides.

         Revenues from sales and services are recognized in the period in which sales are made or services are provided. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of manufacturing and production costs and its ability to incorporate such costs in the price charged to customers and clients.

Marketing and Distribution

Marketing

         Management's research has found that the worldwide market for aquaculture is growing rapidly. From the early 1980's to the early 1990's the market grew tremendously. Management expects the world aquaculture production to exceed fifty percent (50%) of seafood consumption in the early 2000's.

         To meet that demand, management expects that world aquaculture will have to increase production at least five-fold by the year 2025. Management projects that the total aquaculture capital equipment market will grow to over $8 billion by the year 2003, and that finfish aquaculture equipment will grow to over $5 billion by the end of 2003. Mariculture believes it needs to capture less than two percent (2%) of the total finfish aquaculture capital equipment market to meet its projections.

         Tremendous marketing opportunities continue to develop for SARGO throughout the world as extraordinary political pressures intensify to address endangerment and extinction of various finfish species. In Japan, where food resource security is a high government priority, the government has set up an incentive funding program to subsidize fish farms that invest in environmental technology.

         A persuasive argument can be made for purchasing a SARGO considering its environmental compliance capabilities alone. However, Mariculture management believes the primary purchase motivation for its environmentally engineered systems will come from the system's ability to greatly reduce the cost of rearing fish.

         Marketing's initial objective was to build a SARGO pilot facility installation. A Pacific Northwest commercially permitted farm location was chosen for convenience of access. This first facility was installed with the support of the National Marine Fisheries Service at their existing site with existing permits in Manchester, Washington. The size and production capabilities of the pilot farm were designed to allow for direct extrapolation of all production data.

         Mariculture will market its state-of-the-art SARGO fish rearing technology based on its' superior return on investment results and environmental design versus traditional means, Mariculture's customer service and a guaranteed yield.

Financial Model

         A comprehensive Return On Investment, (ROI) computer based sales tool will be used by the Company, allowing a potential system customer to enter various Mariculture system data inputs to determine realistic farm financial results. This model has been completed for salmon and is currently being developed for mahi-mahi and trout.

Turnkey Service

         The SARGO system is sold as a turnkey installation that will be fully operational when turned over to the customer. Mariculture will offer its customers a complete customer service program consisting of site survey assistance, system installation and contracted farm operation support. Mariculture Systems do not include any site work, ground tackle or shore based equipment. A basic system is sold as four tanks, a service module with emergency power, water handling pumps and basic oxygenation controls. Liquid oxygen tanks, shore power, feeding equipment, crew quarters, etc. are all the responsibility of the customer. The Company may sell its products and services piecemeal, or as an entire installation, and the responsibility for installation is to be negotiated between the Company and the customer. All negotiated terms are then incorporated into the contract. If a customer under contract so desires, the Company will oversee the installation and startup of this equipment.

Product and Species Diversification

         Providing the turnkey solution involves the acquisition and development of additional products and services that benefit the customer by providing ready availability from a single source and peace of mind. This may range from PC based remote monitoring solutions to outfitting and providing workboats. These peripheral products may be necessary for the Company to become a full service provider to the aquaculture marketplace. New technologies for raising finfish and shellfish may be sought, so that the Company may expand its line to meet the demand for high value species.

Guarantee

         SARGO fish rearing systems can be sold with an industry precedent setting limited warranty, conditionally guaranteeing a specific fish crop yield minimum. This fish crop yield number is expected to be a conservative total fish volume which, however, is a noteworthy improvement over traditional net pen yields and well within SARGO technology yield potential. The warranted total fish volume would be documented in a performance based contract between the Company and its customers. Both parties are expected to agree to provide specific farm functions whose results are to be cooperatively, periodically, measured and documented so as to maximize desired results. The

Company knows of no other supplier of aquaculture systems that offers its customers a warrantee on the amount of yield the system will produce. Currently, the Company does not have any warranty contracts in place with any of its customers. If the purchaser desires, the Company will negotiate with the individual purchaser, the terms of which would be defined at each circumstance. The Company will report any such contracts upon entering into them.

Global Marketing of the SARGO System

         After publicizing the Company's success in its pilot program, Mariculture hopes to leverage the expected media attention to acquire interested distribution channels. Mariculture also expects to aggressively pursue selected strategic relationships to quickly place the SARGO technology in Latin America, Asia, the Middle East and the Mediterranean while focusing the Company's direct sales effort in North America and Europe. Although there are moratoriums in the United States and Canada, there is partial lifting of the moratorium in favor of new technology that would demonstrate a positive environmental impact. The policy reason for the moratoriums is that the old technology, the net pen systems, have a negative effect on the biological balance of the waters due to the waste that is dropped onto the sea floor and excreted into the surrounding waters. The SARGO System contains the waste and so the negative environmental impact is not an issue. However, the moratorium still inhibits the possibilities of some new installations, but this does not impact the "retro-fitting," or the replacement of parts of existing sites. The Company therefore would not be inhibited from servicing and replacing parts of existing systems.

Distribution

         The Company has spoken with representatives of governments, corporations and individuals worldwide that have an interest in aquaculture. These meetings may generate future sales opportunities for the Company. In addition, the Company has spoken with several government and corporate entities in developing countries that have targeted aquaculture as a significant area for growth.

         The following are a variety of potential SARGO purchasers to be targeted by the Company's marketing team:

EXISTING NET PEN FISH FARMERS: Current users of traditional net pen fish rearing systems offer Mariculture its greatest potential customer base. Small, standard SARGO modules or reservoirs can be supplied for retrofit installation into existing net cage permitted areas. A new four (4) reservoir SARGO with pumps and service platform is available for either new fish farms or additions to existing farms. Existing net pen fish farmers can easily justify exclusive use of Mariculture systems in the future once they are convinced by the advantages inherent to SARGO technology.

FOOD CORPORATIONS: Several large processors of chicken, beef, pork, and turkey currently own sizable seafood concerns and are interested in producing their own competitively priced "home grown" fish. This fulfills their goals to augment their existing seafood processing operations and to provide the United States domestic market, which is highly dependent on imports, with a constant supply of fish. Many of these companies are not yet aware of SARGO technology, but they currently manage their other meat operations utilizing similar methods.

FISH PROCESSING & EQUIPMENT COMPANIES: Fish processing is a highly seasonal business and in recent years one of increasingly great uncertainty over fish supplies. Many fish processing companies also own and operate fishing vessels that compete for limited fish resources along with their customers. These companies are now forced to look for alternative, year around sources of fish. Other companies supplying essential products to farming operations, such as equipment, feed, and medications are potential customers with channels for global distribution and could become VAR's (Value Added Resellers).

COMMERCIAL FISHERMEN: Over the last several years, depletion of natural fish stocks has significantly affected commercial fishermen's personal cash flows. These commercial fishing revenues are declining very rapidly, are highly seasonal and subject to canceled seasons. There is growing interest from these independent operators in fish farming as a means to provide a sustainable year round income.

FISH RESEARCH FACILITIES: Fish research has increased as native fish populations decrease worldwide. These research labs require technology for rearing juvenile and adult aquatic species.

Status of Publicly Announced Products and Services


         The SARGO System is ready for purchase at any time. If an order were placed today, the Company would require two to three (2-3) months to complete the engineering evaluations plus another two months to begin fabrication and installation. Installation of a basic system would normally be expected to be complete within six months from date of order. A basic system is sold as four
(4) tanks, a service module with emergency power, water handling pumps and basic oxygenation controls.

          Mariculture has no other products at this time. The expected sales price of a basic SARGO installation in the US would be approximately $1,500,000.

Competition

         The market is highly fragmented with no leader. Direct competitors supplying the finfish aquaculture equipment industry include the makers of net pen systems, high-energy open ocean pens, bag type pens and land-based recirculating systems.

         There are new technology advancements in land-based aquaculture systems that are being successfully applied in fish farms in Northern Europe. These advancements eliminate most of the noted challenges against net pens, however at a prohibitive cost. The SARGO System evolved as a lower cost variant of these land-based concepts, but is a self contained floating system located near shore with access to deep water.

         Current natural stocks of fish have been over-fished and impacted to the point that the fishery in certain areas has disappeared or is discontinued. This bodes well for aquaculture as an alternative to supply the demand for those diminished resources. However, traditional wild harvests are still considered the profitable industry to support and subsidize. This commitment to established methods has slowed the growth of aquaculture and competes with Mariculture's ability to sell.

         Mariculture's initial focus is to gain a significant share of the new sales and potential retrofit sales opportunities for near shore finfish rearing systems. This directly targets the Company at farms that are raising primarily salmonids in the Northern Hemisphere. Open net pen technology, whether located near shore or offshore, is the major competitor to a floating, near shore, rigid wall fish rearing system. This net pen technology and the fish farming industry's robust growth in total fish capacity during the last fifteen (15) years has been reinforced principally by an infrastructure of well established vendors. These firms are supplying fishing nets, rubber, galvanized metal and plastic products to commercial fishermen. Fishing nets combined with the flotation gear are the predominant materials used in salt-water aquaculture to enclose commercial fish crops. As a consequence, several fish net and plastics manufacturers have diversified into supplying floating net pen systems to the fish farming industry.

         Net pen or net cage systems today are not just nets with simple flotation. Rather, they are cage systems that range from offshore semi-submersible structures to robust steel platforms. These platforms can be self-contained with automated centralized feeding and processing systems. Most of our competitors provide additional products, such as work boats, mooring systems, processing equipment and feeding systems in an effort to be "a total solution" company to their customers. The leading suppliers of aquaculture net pen systems are located in Norway, Sweden Ireland, Scotland, Canada and recently, Japan.

         Wavemaster Ltd., based in Ireland with manufacturing and sales offices in Vancouver, British Columbia, Canada is the largest aquaculture facility producer. The volume of fish reared from these net pens represents 2.5% of the world salmon production but only 0.16% of the world finfish production. Wavemaster Ltd. has sold installations in Scotland, Ireland, Greece, Canada, the Faroe Islands, Iceland and the Middle East. This firm also supplies other equipment such as landing stages, net washers and workboats.

         Only one (1) of the ten (10) most prominent net pen suppliers, Ocean Spar Technologies of Bainbridge Island, Washington is based in the United States. Their operation primarily focuses on providing a very large submersible tensioned netting system that may be raised and lowered as desired. Their product is used primarily for deep water and high current locations. Therefore, Mariculture's initial competition in the Pacific Northwest will be principally from foreign, primarily European, based companies. Many net pen systems are sold as turnkey operations with floats, nets, walkways and moorage included in the capital costs. All replacement components are priced and sold on an individual basis.

         Moratoriums exist in the United States, Canada and other locations around the world preventing the installation of new fish farms that use the old technology. Countries with national agendas, such as Norway, Chile and Japan, that are pushing aquaculture as a high agribusiness opportunity are target markets for Mariculture and offer the least resistance to the introduction of new technology.

         One of the alternative competitive technologies utilized in recent years has been some unsuccessful attempts to grow salmon in floating barges. High start up costs, relatively high production costs, and low fish volume densities identified this as a noncompetitive means of rearing salmon in salt water. The bag system is another limited success product that uses a non-porous flexible membrane in place of an open net. These systems solve some of the problems but only work in the calmest of waters due to loss of shape in rough currents and difficulties associated with maintenance and mooring.

         The Aquaculture industry in general is very competitive, with several major companies involved. The Company will be competing with larger competitors in international, national, regional and local markets. In addition, the Company may encounter substantial competition from new market entrants. Many of the Company's competitors have significantly greater name recognition and have greater marketing, financial and other resources than the Company. There can be no assurance that the Company will be able to complete effectively against such competitors in the future.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND PRINCIPAL SUPPLIERS

         The materials needed to produce the SARGO system and related aquaculture products are widely available from numerous third parties for rent or for sale. These materials include post- stressed wood, high density polyethylene, polystyrene foam, Alaska yellow cedar, treated fir, zinc galvanized steel, fiberglass reinforced plastic and/or polyester resin, plastic film, fiberglass and fish food. The final product is then manufactured and produced by the Company. No shortage of materials is expected in the foreseeable future.

INTELLECTUAL PROPERTY

         To date, Mr. Meilahn has registered one (1) patent. Mr. Meilahn is the originator of the SARGOTM concept and has been awarded United States Patent # 5,762,024 titled "Aquaculture System."

         The Company intends to protect the original intellectual property with patents, copyrights and/or trademarks as appropriate.

          Mariculture developed the SARGO design with over three (3) years of research into addressing the aquaculturists' needs and engineering a sustainable alternative. All major design work was done by the Mariculture staff and outside consulting engineers were used for evaluation of the subsystems and various issues associated with water based platforms. Patents are issued or pending on all proprietary system and software designs.

         To date, the Company has one (1) Canadian patent pending.

         In December 1998, a License Agreement was entered into between the Company and David Meilahn, whereby Meilahn assigned a license to utilize a patent to a proprietary fish farming technology. The agreement provides the Company with license rights to Mr. Meilahn's intellectual property, and the Company will in turn develop, manufacture and install products derived from the technology. In consideration of the grant of license by Mr. Meilahn, the Company agreed to pay a one time fee in the amount of two hundred thousand dollars ($200,000) in December 1999, which has not yet been paid, and additionally agreed to pay a quarterly royalty payment of three percent (3%) of total sales of Licensed Technology Products from the agreement date until the final abandonment, expiration, or invalidation of the last remaining patent rights. Since the agreed upon fee for such license has not yet been paid to Mr. Meilahn, he therefore retains the right to pull the grant of his license at any time. As an officer to the Company, Mr. Meilahn has not yet pulled the grant to this license, and has indicated that he does not intend to do so. In the event Mr. Meilahn does pull the grant to his license, the company would no longer be able to sell any products related to his license. There are other aquaculture products, equipment and services that the Company would still be able to provide, but the Company would have to revise its direction and product line.

GOVERNMENTAL REGULATION

         There are currently no uniform set guidelines or cooperative regulations that an installer of fish farming equipment may follow to obtain installation and operation permits. It depends upon the site chosen for the system. There exists a myriad of regulations on the local, state, provincial and federal levels in most developed countries. In the United States most aquaculture guidelines have been established by the federal government by the National Oceanic and Atomospheric Administration and the National Marine Fisheries Service. The process of obtaining all of the necessary permits usually begins with the local governments, such as a State Department of Ecology, which controls and monitors water quality and water use, specifically those managing the various waters where a permit is intended for salt water, fresh water, navigable waters and whether the waters are under state or federal control. However, it is the responsibility of the purchaser or farm operator of a system to obtain a site and to acquire the correct permits for installation of the system. Since the Company is only in the business of selling the systems or parts to the system and servicing the systems, there is no governmental regulation on its sales or servicing, and therefore is not required by the government to obtain any such permits. The Company is also not required to nor does it assist the customer in obtaining whichever necessary permits are required for their site.

RESEARCH & DEVELOPMENT

         At the current time, the costs associates with research and development are bourne primarily by equity investors and secondarily from additional debt financing. The costs associated with research and development are currently not bourne directly by the customer, however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

         New technologies for raising finfish and shellfish will be sought, so that the Company may expand its line to meet the demand for high value species. Constant research and improvements will attempt to keep the productivity above any other competitor entering the market. The Company is developing additional engineering improvements especially in the waste collection and treatment functions of the system. The Company is improving the performance, reducing the cost of manufacturing and ultimately expects to take at least fifteen percent (15%) out of the overall cost.

         Mariculture will also pursue various government-sponsored technology and research grants targeted at programs for environmental mitigation and aquaculture or fisheries enhancement.

COMPLIANCE WITH ENVIRONMENTAL LAWS

         The major cost of fish farming's compliance with environmental laws is in the management of fecal and food waste released by the farms net installations. SARGO offers as an option for an environmentally friendly waste treatment facility that is incorporated directly into the daily operation of the facility. The discharge from this United States Coast Guard rated plant is suitable for any navigable waterway in the world. At this time, SARGO can exceed the requirements of virtually any restriction imposed by governments on fish farms. Management believes that SARGO is a favored product because it does not release waste byproducts to the environment.

Employees and Consultants

         At December 31, 2000, the Company employed five (5) persons, two (2) full time, two (2) part time and one (1) consultant. Only one (1) of the employees is paid by the Company. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

         In March 2000, the Company issued 250,000 shares of its restricted Common Stock to Donald Mintmire in connection with his legal services on behalf of the Company. The shares were issued pursuant to Section 3(b), Rule 701 and the Florida Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

         In March 2000, the Company executed a Promissory Note in favor of Elaine Meilahn, in the amount of fourteen thousand four hundred dollars ($14,400) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company between 1995 and 2000 for working capital purposes. The Note was payable on demand. In April 2000, by mutual agreement of the parties, the Company cancelled the March note due to certain inaccuracies in the note. It was replaced by a note dated April 3, 2001 in the amount of $12,400.97. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In March 2000, the Company executed a Promissory Note in favor of David Meilahn in the amount of twenty one thousand nine hundred seventy dollars ($21,970.00) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Mr. Meilahn to the Company between 1995 and 1999 for working capital purposes. The Note is payable on demand. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

         In March 2000, pursuant to the Company's Bylaws, a vacancy was created in the Board of Directors by an increase in the number of the directors. The vacancy was filled by Dr. Robert J. Janeczko by an affirmative vote of a majority of the remaining directors. Dr. Janeczko shall serve until election by the shareholders at the 2001 shareholders meeting. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

         In March 2000, pursuant to the Company's Bylaws, a vacancy was created in the Board of Directors by an increase in the number of the directors. The vacancy was filled by Don N. Jonas by an affirmative vote of a majority of the remaining directors. Mr. Jonas shall serve until election by the shareholders at the 2001 shareholders meeting. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In March 2000, the Board of Directors authorized the issuance of one hundred (100) shares of restricted Common Stock of the Company for each member of the Board of Directors when in attendance at quarterly board meetings. The Company will also reimburse direct travel expenses presented by each member of the board. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".


         In August 2000, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of ten thousand six hundred dollars ($10,600) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In September 2000, the Company entered into an Employment Agreement to employ Luce as Vice President of Sales and Marketing. The term of the agreement is for a period of four (4) years and is automatically renewable for one (1) year. Mr. Luce's annual base salary is ninety three thousand five hundred dollars ($93,500.00) for the first year, one hundred thousand forty five dollars ($100,045) for the second year, one hundred seven thousand forty eight dollars ($107,048) for the third year, and one hundred fourteen thousand five hundred forty one dollars ($114,541) for the fourth year. Luce will also receive commission payments of one half percent (0.5%) based on gross sales of the Company products and an additional one half percent (0.5%) for all direct sales by Luce. Luce is also granted the right to purchase up to one hundred thousand (100,000) shares of the Company's restricted Common Stock at a price of four dollars ($4.00) per share. Twenty-five percent (25%) of the options shall become vested on January 1, 2001, and the remaining seventy-five percent (75%) of the options shall become vested at the equal rate of twenty-five percent (25%) upon each successive one (1) year anniversary date of employment. All vested options shall expire with three (3) years from the date of vesting. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In November 2000, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources";
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In November 2000, the Company entered into a Consulting Agreement with Websters' Inc. The Consulting Agreement provides that the Company is to engage Websters' Inc. as a registered professional engineering firm for the purposes of performing the comprehensive design, development and production of a functional integrated commercial SARGO system, and to provide technical support to the installation of the resulting device into SARGO commercial fish rearing vessels. Websters' Inc. agrees to provide approximately two hundred fifty (250) hours of service to the Company, and to accept restricted Common Stock of the Company in lieu of cash payment at a rate of one hundred (100) shares for every one (1) hour of services, or a pro-rata amount thereof, or, upon the approval of the Company's Board of Directors, in a cash amount of one hundred fifty dollars ($150) per hour of service. Websters' Inc. received an initial deposit in advance against the Consulting Agreement of one thousand (1,000) shares of restricted Common Stock of the Company. Payments for services in shares will be presented as a certificate of the restricted Common Stock on a quarterly basis upon approval of the Company's Board of Directors. The agreement also provides that the Company agrees to exchange for cash, at the same rate of value as at original issue, any designated part or the total of all stock issued to Websters' Inc. as a fee from the Consulting Agreement. The exchange for cash will only be in the event that the stock tendered to Websters' Inc. is unable to be sold in a brokers' transaction after a period of one year from the date of issue of the certificate. The agreement expires December 1, 2002. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

         In January 2001, the Company issued 100 shares of the Company's Common Stock each to David Meilahn, Don Jonas and Robert Janeczko for services rendered to the Company in the third fiscal quarter of year 2000. For such offering, the Company relied upon the 506 Exemption, Section 4[5/4]S of the Illinois Code and the Washington Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In January 2001, the Company issued 31,167 shares to Richard Luce as compensation in lieu of salary for services rendered to the Company through year 2000. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In February 2001, the Company hired Cary Grant as a consultant to the Company. As payment for such services, the Company committed to provide Mr. Grant with 25,000 shares of its unrestricted Common Stock. To date, no shares have been issued in connection with this agreement. See Part III, Item 12. "Certain Relationships and Related Transactions".

         In February 2001, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources";
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Item 2. Description of Property

         The Company has been located in offices at 2504 Hartford Drive, Lake Stevens, Washington, 98258, since November 1998. Mail service is provided only through Post Office Box 968 in Lake Stevens. Its telephone number is (425) 397-0409, and its facsimile number is (425) 672-8012.

         The Company's headquarters are owned by Sanford Tager, president of Methow Valley Excavating, Inc. and have been provided gratis for an indefinite period of time in exchange for past renovation services and ongoing computer services.

        The office space consists of 360 square feet. The facilities provide enough space to support current operations. Therefore, Mariculture anticipates the necessity to move its headquarters when additional personnel are engaged. At this time, Mariculture has no further obligation to Mr. Tager or to Methow Valley Excavating, Inc.

         The Company owns no real property and its personal property consists of furniture, fixtures and equipment, with an original cost of $43,690 on December 1, 1996.

Item 3. Legal Proceedings

         No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2000 fiscal year ended December 31, 2000, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company has made application to NASD for the Company's Common shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD consisted of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act. Inclusion on the OTC Bulletin Board, if approved, permits price quotation for the Company's shares to be published by such service. There is no guarantee that such approval will be obtained.

         The Company is not aware of any existing trading market for its Common Stock. The Company's Common Stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

         If  and  when  the   Company's   Common   Stock   is   traded   in  the
over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

         As of December 31, 2000, there were one hundred forty-four (144) holders of record of the Company's Common Stock.

         As of December 31, 2000, the Company had 10,564,147 shares of its Common Stock issued and outstanding, 9,187,591 of which were restricted Rule 144 shares and 1,376,556 of which were free-trading. Of the Rule 144 shares, 7,133,048 shares have been held by affiliates of the Company for more than one
(1) year.

Dividend Policy

         The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis

         Discussion and Analysis

         Initially the Company was engaged in the business of installing cable and fiber optic systems. The Company began an offering to raise money and interest in the Company. The Company began contacting possible suppliers of raw materials necessary for entering into the cable and fiber optic business, but found it difficult to establish this type of business. When the Company encountered MSIW, its sole officer and director decided it would be more profitable to enter into the aquaculture business. In August 1996, at the time it acquired MSIW as a wholly-owned subsidiary, its purpose changed to Mariculture's initial purpose of producing Aquaculture systems, specifically the SARGO system, which is a self-contained fish farming unit. Mariculture's founding philosophy arose from the experience of its management in the aquaculture and related industries.

         The Company is a development stage enterprise. The Company has only recently begun marketing the SARGO system and has not yet sold any units. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

         The Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of  Operations  - For the Year Ended  December 31, 2000 and December 31,
1999

Revenues

         To date the Company has had no revenues. The Company will focus its efforts on the solicitation and marketing to new customers. The Company intends to advertise its products at trade shows, through the use of advertising, and through other methods.

         The Company currently has no contracts in place. Therefore, there is no assurance that the Company will be able to successfully contract with new customers.

Operating Expenses

General and Administrative

         These expenses consist primarily of the general and administrative expenses for salaries, contract labor and other expenses for management and finance and accounting, legal and other professional services including ongoing expenses as a publicly owned Company related to legal, accounting and other administrative services and expenses. Since inception, the Company has spent approximately $499,380 on general and administrative expenses. For the years ended December 31, 1999 and December 31, 2000, general and administrative expenses were $9,820 and $158,429 respectively. The increase in expenses is primarily related to legal expenses in the amount of $80,000, salary expenses to Richard Luce in the amount of $33,667 and audit/accounting expenses in the amount of $20,585. The Company expects continuously increasing general and administrative expenses as it continues to expand its operations.

Assets and Liabilities

         Assets were $63,231 as of December 31, 2000, and $57,802 for the year ended December 31, 1999. As of December 31, 2000, assets consisted primarily of test facility equipment, with a combined net book value of $55,429. Liabilities were $498,883 and $338,855 as of December 31, 2000 and December 31, 1999 respectively. As of December 31, 2000, liabilities consisted primarily of accounts payable-trade in the amount of $252,316.

Stockholders' Deficit

         Stockholders' deficit was ($435,652) as of December 31, 2000 and ($281,053) as of December 31, 1999.

Financial Condition, Liquidity and Capital Resources

         At December 31, 2000 the Company had cash and cash equivalents of $7,232 as compared to $2,373 as of December 31, 1999.

         In March 2000, the Company executed a Promissory Note in favor of Elaine Meilahn, in the amount of fourteen thousand four hundred dollars ($14,400) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company between 1995 and 2000 for working capital purposes. The Note was payable on demand. In April 2000, by mutual agreement of the parties, the Company cancelled the March note due to certain inaccuracies in the note. It was replaced by a note dated April 3, 2001 in the amount of $12,400.97. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In March 2000, the Company executed a Promissory Note in favor of David Meilahn in the amount of twenty one thousand nine hundred seventy dollars ($21,970.00) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Mr. Meilahn to the Company between 1995 and 1999 for working capital purposes. The Note is payable on demand. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In August 2000, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of ten thousand six hundred dollars ($10,600) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In November 2000, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The

Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         In February 2001, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

         The Company may raise additional capital through private and/or public sales of securities in the future but has no definite commitments at this time.

Forward-Looking Statements

         This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 7. Financial Statements

         The Company's financial statements have been examined to the extent indicated in their reports by Grant Thornton LLP and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         On February 23, 2001, the Company engaged the firm of Grant Thornton LLP of 701 Pike Street, Seattle, WA 98101-2310 as the Company's independent auditors. Such appointment was accepted by James D. Young, Managing Partner. Prior to such engagement, the Company had not consulted Grant Thornton LLP on any prior matters, including any matters relative to the application of accounting principles or any subject of disagreement with Moss Adams LLP.

                       Financial Statements and Report of
                    Independent Certified Public Accountants

                            MARICULTURE SYSTEMS, INC.
                          (A development stage company)

                           December 31, 2000 and 1999

                                 C O N T E N T S



                                                                          Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........................F-3


FINANCIAL STATEMENTS

BALANCE SHEETS.............................................................F-4

STATEMENTS OF OPERATIONS...................................................F-5

STATEMENT OF STOCKHOLDERS' DEFICIT.........................................F-6

STATEMENTS OF CASH FLOWS...................................................F-7

NOTES TO FINANCIAL STATEMENTS..............................................F-8

               Report of Independent Certified Public Accountants
    ------------------------------------------------------------------------


Board of Directors
Mariculture Systems, Inc.


We have audited the accompanying balance sheet of MariCulture Systems, Inc. (The Company and a development stage company) as of December 31, 2000, and the related statement of operations, stockholders' deficit, and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MariCulture Systems, Inc. as of December 31, 1999 and for the year then ended, including cumulative results of operations, statement of stockholders' equity and cash flows from inception (August 25, 1994) through December 31, 1999, were audited by other auditors whose report dated May 10, 2000, expressed an unqualified opinion with an explanatory paragraph addressing a substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MariCulture Systems, Inc., as of December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in not B to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $1,192,416 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Seattle Washington
March 2, 2001

                            MariCulture Systems, Inc.
                          (A development stage company)

                                 BALANCE SHEETS
                                  December 31,



ASSETS                                                             2000             1999
                                                                --------------  --------------
CURRENT ASSETS
Cash                                                            $        7,232  $        2,373
Receivable                                                                 570              -
                                                                --------------  --------------

Total current assets                                                     7,802           2,373
TEST FACILITY EQUIPMENT, at salvage value                               55,429          55,429
                                                                --------------  --------------

Total assets                                                    $       63,231  $       57,802
                                                                ==============  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes payable - related party                                   $       97,296  $        78,765
Notes payable - other                                                   10,000           10,000
Accounts payable - trade                                               252,316          158,874
Accounts payable - related party                                        23,695           18,016
Payables to stockholders                                                17,500           26,200
Accrued liabilities                                                     34,267               -
Accrued interest                                                        63,809           47,000

Total current liabilities                                              498,883          338,855
                                                                --------------  ---------------

COMMITMENTS                                                                 -                -

STOCKHOLDERS' DEFICIT
Preferred stock, par value $.001; 1,000,000 shares authorized;
no shares issued or outstanding                                             -                -
Common stock, par value $.001; 20,000,000 shares authorized             10,314           10,285
Additional paid-in capital                                             746,450          725,849
Accumulated development stage deficit                              (1,192,416)      (1,017,187)
                                                                --------------  ---------------

Total stockholders' deficit                                          (435,652)        (281,053)
                                                                --------------  ---------------

Total liabilities and stockholders' deficit                     $       63,231  $        57,802
                                                                ==============  ===============


        The accompanying notes are an integral part of these statements.

                            MariCulture Systems, Inc.
                          (A development stage company)

                            STATEMENTS OF OPERATIONS


                                                                                Cumulative results
                                         Year ended December 31,                of operations
                                     ----------------------------               since inception
                                        2000             1999                   (August 25, 1994)
                                     -------------    --------------            -----------------
OPERATING EXPENSES
General and administrative           $     158,429    $        9,820            $      499,380
Research and development                        -              3,851                   629,289
                                     -------------    --------------            ---------------

Total operating expenses                   158,429            13,671                 1,128,669
                                     -------------    --------------            ---------------

NET LOSS FROM OPERATIONS                  (158,429)          (13,671)               (1,128,669)

INTEREST INCOME                                  9                -                      7,200

INTEREST EXPENSE                           (16,809)          (13,000)                  (70,947)

NET LOSS                             $    (175,229)   $      (26,671)           $   (1,192,416)
                                     =============    ==============            ===============

LOSS PER COMMON SHARE -
BASIC AND DILUTED                    $       (0.02)   $       (0.003)           $       (0.14)
                                     =============    ==============            ==============




        The accompanying notes are an integral part of these statements.

                            MariCulture Systems, Inc.
                          (A development stage company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    Since inception through December 31, 2000


                                                           Common Stock         Additional     Accumulated
                                                     -----------------------     paid-in       development
                                                       Shares       Amount       capital      stage deficit        Total
                                                     ------------ ----------    -----------   --------------     -----------
Sale of common stock in 1995                            1,640,000 $    1,640    $  431,321    $                  $   432,961

Issuance of common stock to founders in 1995            8,213,080      8,212        (8,212)

Sale of common stock in 1996                              130,000        130         32,370                           32,500

Issuance of common stock to founders in 1996            1,200,000      1,200        (1,200)

Issuance of common stock for services in 1996              10,766         11          3,074                            3,085

Share exchange agreement of MSIW in August 1996      (10,075,354)   (10,075)         10,075

Share exchange agreement of MSIW in August 1996         8,800,000      8,800        (8,800)

Sale of common stock in 1997                              186,978        187        145,741                          145,928

Issuance of common stock for services in 1997             126,747        127         68,933                           69,060

Issuance of common stock for services in 1998              20,600         21         20,579               -           20,600

Sale of common stock in 1999                               32,000         32         31,968               -           32,000

Net loss since inception through December 31, 1999                                               (1,017,187)      (1,017,187)
                                                     ------------ ----------    -----------   --------------     -----------

Balance at December 31, 1999                           10,284,817     10,285        725,849      (1,017,187)        (281,053)

Issuance of 17,400 common stock shares for services
on January 20, 2000                                        17,400         17          8,683               -            8,700

Issuance of 11,930 common stock shares for services
on February 29, 2000                                       11,930         12         11,918               -           11,930

Issuance of shares into escrow on March 21, 2000          250,000         -              -                -               -

Net loss for the year ended December 31, 2000                  -          -              -         (175,229)        (175,229)
                                                     ------------ ----------    -----------   --------------     -----------

Balance at December 31, 2000                           10,564,147 $   10,314    $   746,450   $  (1,192,416)     $  (435,652)
                                                     ============ ==========    ===========   ==============     ===========


         The accompanying notes are an integral part of this statement.

                            MariCulture Systems, Inc.
                          (A development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                                  Cumulative results
                                                                   Year ended December 31,           of operations
                                                               -----------------------------       since inception
                                                                   2000             1999          (August 25, 1994)
                                                               -------------    ------------     ------------------
Increase (Decrease) in Cash
Cash flows from operating activities
     Net loss                                                  $    (175,229)   $    (26,671)    $       (1,192,416)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Issuance of common stock for services                        20,630               -                113,375
         Depreciation and write down of test facility                      -               -                441,892
         Changes in assets and liabilities
             Accounts receivable                                        (570)              -                   (570)
             Payables to shareholders                                 (8,700)              -                 (8,700)
             Accounts payable and accrued liabilities                150,197          21,873                370,070
                                                               -------------    ------------     ------------------

                 Net cash used in operating activities               (13,672)         (4,798)              (276,349)

Cash flows from investing activities
                                                                           -          (2,929)              (497,321)
                                                               -------------    ------------     ------------------

                 Net cash used in investing activities                     -          (2,929)              (497,321)

Cash flows from financing activities
     Proceeds from notes payable                                      18,531           7,950                111,313
     Proceeds from sale of common stock                                    -           2,000                643,389
     Proceeds from unissued shares                                         -               -                 26,200
                                                               -------------    ------------     ------------------

                 Net cash provided by financing activities            18,531           9,950                780,902

Net increase in cash                                                   4,859           2,223                  7,232

Cash at beginning of period                                            2,373             150                      -
                                                               -------------    ------------     ------------------

Cash at end of period                                          $       7,232    $      2,373     $            7,232
                                                               =============    ============     ==================

Noncash financing activities
                                                               $       8,700    $     30,000     $           38,700
                                                               =============    ============     ==================


        The accompanying notes are an integral part of these statements.

                           MariCulture Systems, Inc.
                         (A development stage company)

                         NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES

MariCulture Systems, Inc. (the Company), a Florida Corporation (incorporated on July 8, 1996), was organized to develop and market products based on proprietary aquaculture technology (SARGO[TM]). On August 22, 1996, the Company entered into a share exchange agreement with the stockholders of MariCulture Systems, Inc. (MSIW), a Washington Corporation (incorporated on August 25, 1994), for the exchange of 100% of MSIW stock for shares in the Company. MSIW became a wholly-owned subsidiary, which was administratively dissolved on September 19, 1997. Cumulative results are reported since the inception date of MSIW.

The Company completed research in regards to its proprietary technology during 1999 and is developing its marketing plans. The Company has filed a Form 10-SB with the SEC on September 13, 2000, and the Company is currently in the process of answering SEC comments.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.   Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

2.   Research and Development

Research and development (R&D) costs are expensed as incurred.

3.   Test Facility Equipment

Test facility equipment consists of a non operating test facility and is stated at the net salvage value with no depreciation taken for financial statement purposes. Management believes the carrying amount of the asset will be recovered through a future sale of the equipment.

4.   Fair Value of Financial Instruments

The carrying amounts of cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value because of the short-term maturities of these items. The carrying amounts of current obligations approximate the fair market value due to either the short-term maturity of the obligation or the interest rate changes with market interest rates.

5.   Loss Per Share

Basic loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 10,521,486 for 2000, 10,268,817 for 1999 and 8,616,658 from inception through December 31, 2000. Diluted loss per share is not presented because the effect would be anti-dilutive. At December 31, 2000 and 1999, there were no common stock equivalents outstanding.

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

6.   Use of Estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

7.   Reclassifications

Certain reclassifications of the prior year information have been made to conform to the current year classifications.


NOTE B - MANAGEMENT PLANS

The Company is a development stage company as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business in the aquaculture industry and its planned operations have not commenced and, accordingly, no operating revenues have been derived to date. The Company has incurred recurring losses from operations and has a total accumulated development stage deficit of $1,192,416 at December 31, 2000. The development of the Company's technology and products will continue to require a commitment of substantial funds.

However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for
completing   and  marketing  its  technology  and  the  success  of  its  future operations.

The Company is working with Canadian and United States governmental agencies and aquaculturists to establish demonstration sites for its SARGO(TM) technology. These demonstration sites will be fully operating farms with agreements permitting use by the Company's sales, marketing, and research and engineering departments. The tentative site locations are on the West Coast of Vancouver Island, British Columbia, and on the East Coast in the New England States. The Company expects that one or both of these sites will be operational in 2001. Several inquiries have been received to provide modified SARGO(TM) reservoirs to directly replace nets in existing net pen farms. Successful adaptation of the Company technology could lead to new product lines and revenue streams.

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE B - MANAGEMENT PLANS - Continued

The Company plans to obtain partial financing through the sale of up to 100,000 shares of restricted stock issued prior to completion of the SEC registration. Additional financing is expected to be obtained through the sale of registered securities after approval by the SEC. All farm sales are predicated on receipt of an up- front deposit and progress payments as a project advances through the engineering, fabrication, and installation stages. The Company has received notification from several potential investors that they are interested in investing in the Company upon the Company's successful registration with the SEC.


NOTE C - PATENTS AND LICENSES

On December 21, 1998 the Company entered into a license agreement with the Company's president for the use of his patent covering the "aquaculture system"
technology  the  Company  is  currently  marketing  under  SARGO[TM].   This
agreement stated that the Company would pay a non-refundable up-front payment of $200,000 on the date of the agreement and then a royalty of 3% of gross sales on systems sold by the Company. If the payment was not made by the date of the agreement the agreement would be suspended for up to two years until payment was made. This agreement terminated on December 21, 2000, as the Company was unable to make a payment per the agreement. Subsequent to December 31, 2000, the Company entered into a negotiation of a new patent agreement. See note K(2) for additional information.


NOTE D - NOTE PAYABLE

The Company has $10,000 in unpaid principal balance on a note payable from a third party. This note accrues 500 shares of stock a month for any unpaid balance in lieu of interest. As of December 31, 2000 and 1999, the Company had accrued 23,500 and 17,500 shares respectively, which was recorded as accrued interest of $23,500 and $17,500 as of December 31, 2000 and 1999, respectively. This note originally had a maturity date of August 1997, which was not met. The note is currently due on demand and the Company is liable for legal expenses of the lender if legal action for payment is pursued.


NOTE E - STOCKHOLDERS' LOANS AND RELATED PARTY PAYABLES

As of December 31, 1999, the Company had $78,765 in unpaid principal balances on six related party notes payable. Of this amount, $31,371 was borrowed from the Company's president and his spouse. The remaining $47,394 was borrowed from a former employee and current stockholder. During the year ended December 31, 2000, the Company borrowed an additional $18,531 from the president's spouse. The notes totaled $97,296 as of December 31, 2000 and have a 10% interest rate. Three of the notes to the former employee stipulated repayment dates, which the Company defaulted on. Per the note agreements, the Company is liable for legal expenses of the former employee if he should pursue legal action to collect the notes. Two of these notes contain a clause were the Company is required to make payments from up to 15% of the proceeds received by the Company from financings or sales. Currently, all notes are due on demand. Accrued interest on these notes totaled $40,309 and $29,500 as of December 31, 2000 and 1999, respectively.

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE E - STOCKHOLDERS' LOANS AND RELATED PARTY PAYABLES

The Company has related party payables totaling $23,695 and $18,016 as of December 31, 2000 and 1999, respectively. These amounts represent expenses incurred by stockholders and employees to be reimbursed by the Company.


NOTE F - PAYABLES TO STOCKHOLDERS

The Company received funds in 1995 through 1999 from stockholders for the purchase of common stock of the Company. These funds were deposited by the Company, but no stock had been issued to the stockholders. The Company has made attempts to locate these stockholders and issue stock to them for their investment. Until the stockholders are located these funds are recorded as payables to stockholders. As of December 31, 2000 and 1999, the Company had payables to stockholders for $17,500 and $26,200, respectively.


NOTE G - SHARES IN ESCROW

The Company entered into a verbal agreement with corporate counsel in which, 250,000 shares of restricted common stock were issued into escrow for legal services. Once these shares become freely trading, the attorneys will sell the stock and apply all proceeds against outstanding payables to the attorneys. As of December 31, 2000 and 1999, the outstanding payables to the attorneys were $80,000 and $0, respectively.


NOTE H - INCOME TAXES

The Company records income taxes using the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. At December 31, 2000, an operating loss carryforward of approximately $1,280,000 expiring from 2009 to 2019 is available to offset future taxable income. For financial reporting purposes, a valuation allowance of $462,900 has been recorded to offset the deferred tax asset related to those carryforwards and other net deferred tax assets. This represents an increase of approximately $59,500 from the allowance recorded at December 31, 1999.

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


NOTE H - INCOME TAXES - Continued

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows at December 31:

                                                           2000                1999
                                                        ---------------    --------------
Deferred tax assets:
Net operating loss carryforward                         $      361,200     $     329,800
Amortization and depreciation                                    5,400            10,700
Accrued salaries                                                11,700                 -
Accrued interest payable                                        21,700                 -
Research and experimentation credit carryforward                62,900            62,900
Valuation allowance                                           (462,900)         (403,400)
                                                        ---------------    --------------
                                                        $            -     $           -
                                                        ===============    ==============

The income tax benefit reconciled to the tax computed at the statutory federal rate were as follows for the year ended December 31, 2000:

Tax benefit at statutory rate                  $   (59,600)
Miscellaneous non-deductible items                     100
Other                                                    -
Valuation allowance                                 59,500
                                               ------------

                                               $         -
                                               ============

Internal Revenue Code Section 382 place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.


NOTE I - COMMITMENTS

1.Employment Agreements

On September 1, 2000, the Company entered into a four-year employment agreement with an employee expiring in December 2004. The agreement has specified annual compensation levels ranging from $93,000 to $115,000 and includes a noncompetition clause.

                            MariCulture Systems, Inc.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE I - COMMITMENTS - Continued

2.   Board Member Compensation

On March 10, 2000 the Company granted compensation of 100 shares of common stock to each member of the Board of Directors for each quarter of service starting with the third quarter of the year ended December 31, 2000. The Company granted 300 shares for both the third and fourth quarters of 2000 subsequent to December 31, 2000.


NOTE J - STOCK OPTIONS

The Company has not established a formal Stock Option Plan. However, a total of 100,000 options for purchase of common stock of the Company was granted to an employee on September 1, 2000. These options vest ratably over four years have an exercise price of $4.00 a share and a term of seven years.

The following is a summary of stock option information:

                                                               Year ended
                                                            December 31, 2000
                                                            ------------------
Outstanding at beginning of year                                         -
Granted at $4.00 per share                                         100,000
Exercised                                                                -
Forfeited or canceled                                                    -
Expired                                                                  -
Outstanding at the end of the year                                 100,000
                                                            ===============

Weighted-average options exercise price per share           $         4.00
Weighted-average fair value of stock options issued         $          .02
Options exercisable                                                      -

The Company accounts for its stock-based compensation plan in accordance with Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes. In accordance with the disclosure requirements of SFAS No. 123, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, dividend yield and volatility of 25%, and expected life of seven years. Due to no options being vested as of December 31, 2000, there is no pro forma effect related to outstanding options.

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 1999



NOTE K - SUBSEQUENT EVENTS

1.   Consulting Agreements

The Company entered into two consulting agreements subsequent to December 31, 2000. One agreement is for engineering services and technical support for the construction of the Company's product. The consultant is to be paid in common stock at a rate of 100 shares for each hour of service performed through December 1, 2002. On January 2, 2001, the Company authorized the issuance of 1,000 shares as a deposit for services.

On February 13, 2001, the Company authorized the issuance of 25,000 shares as payment for public relations services to be rendered by an unrelated third party.

2.   Patent and License Agreement

The Company is in the process of formulating a new agreement with the Company's president for the purchase of the patent for the "aquaculture system" currently marketed under SARGO[TM]. The agreement will require an up-front payment for the purchase of the patent and then royalty payments on subsequent sales of the system.

3. Payment of Payroll Liability

In January 2001, the Company issued 31,167 shares to a Company employee in satisfaction of accrued wages owed to the employee at December 31, 2000.

4. Note Payable

On February 8, 2001, the Company executed a note payable to the spouse of the Company's president in the amount of $5,000. The note is payable on demand and bears an interest rate of 12% per annum.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                      Age         Position(s) with Company
---------------           ----        ------------------------------
David Meilahn             61          President, Secretary, Treasurer, Chairman

Richard Luce              41          Vice President, Sales & Marketing

Robert Janeczko           60          Director

Don Jonas                 59          Director

         All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

         None.

Business Experience

         David E. Meilahn, age 61, currently serves as President, Secretary, Treasurer and Chairman, to the Company. He has served in this capacity since December 1997 and also served as President of the MSIW since August of 1994. His duties in this position include directing all activities of the Company, including engineering, new product development, and origination. From September 1957 to May 1963, Mr. Meilahn attended the University of Wisconsin, Menomonie, where he received a Bachelor of Science in Industrial Technology. From September 1978 to May 1980 he attended the University of Wisconsin, Milwaukee, where he received a Masters in Business Administration.

         Richard J. Luce, age 41, currently serves as Vice President, Sales and Marketing. He has served as Vice President of Sales and Marketing since September 2000. His duties at Mariculture include sales and marketing. From April 1999 to January 2000, Mr. Luce was employed as Operations Manager of G-Zero Technologies. His responsibilities were to develop and implement business strategies, minimizing inventory and production problems. From March 1996 to April 1999, Mr. Luce was employed as Product Marketing Manager of Menasha
Corporation. His responsibilities at Menasha Corporation were to lead the development, manufacturing, pricing, promotion, and marketing goals of their product line. From June 1994 to March 1996 Mr. Luce was the Owner/Operator of Pendulum Productions, Inc. His duties at Pendulum Productions, Inc. included product development, sales and administration of product. From September 1978 to January 1982, Mr. Luce attended the University of Wisconsin at Oshkosh, where he received a Bachelors in Science. From July 1988 to May 1990, Mr. Luce attended the University of Wisconsin, Milwaukee, where he received a Masters in Business Administration.

         Dr. Robert J. Janeczko, age 60, currently serves as Director to the Company. He has served in that capacity since March 2000. His duties at Mariculture include manufacturing and administration. He is also currently the President of the Morton Metalcraft Co., a Division of the Morton Industrial Group, Inc. ("Morton"). He has served as President of Morton since May 1995. His duties at Morton include directing all activities of the corporation, as well as dealing directly with major customers. From September 1959 to June 1963, Dr. Janeczko attended the University of Wisconsin, Stout, where he received a Bachelor of Science. From, September 1965 to June 1966 he attended Ball State University, where he received a Masters in Science. And from September 1970 to May 1971, he attended the University of Missouri where he received an E.D.D.

         Don N. Jonas, CPA, age 59, currently serves as Director to the Company. He has served in that capacity since March 2000. His duties at Mariculture include business, finance and administration. He is also currently a Manager in the certified public accounting firm of Davis & Jonas PS. He has been employed with Davis & Jonas since 1973. His duties at Davis & Jonas PS include general management. From September 1962 to May 1966, Mr. Jonas attended the University of Washington, Spokane, where he received a B.B.A. in Accounting.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.          Executive Compensation

                        Annual    Annual    Annual    LT Comp     LT                  All
Name and                Comp      Comp      Comp      Rest        Comp      LTIP      Other
Post            Year    Salary    Bonus     Other     Stock       Options   Payouts    (1)
                         (1)       ($)
------------    ----    ------    -----     -----     ---------   -------   -------   -----
David           1996    $0                            2,348,560
Meilahn,        1997    $0
President,      1998    $0                               17,400
Secretary,      1999    $0
Treasurer       2000    $0                                                             200
and
Chairman(2)
(3)(7)(9)(10)
(11)

Richard         1996    $0
Luce, V.P.,     1997    $0
Sales &         1998    $0
Marketing(8)    1999    $0
(12)            2000    $0                  31,167                          100,000

Robert          1996    $0
Janeczko,       1997    $0
Director(4)     1998    $0
(11)            1999    $0
                2000    $0                                                             200


Don Jonas,     1996    $0
Director(5)    1997    $0
(11)           1998    $0
               1999    $0
               2000    $0                                                              200
------------------------------------

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

(2) In March 2000, the Company executed a Promissory Note in favor of Elaine Meilahn, in the amount of fourteen thousand four hundred dollars ($14,400) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company between 1995 and 2000 for working capital purposes. The Note was payable on demand. In April 2000, by mutual agreement of the parties, the Company cancelled the March note due to certain inaccuracies in the note. It was replaced by a note dated April 3, 2001 in the amount of $12,400.97. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See
     Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In March 2000, the Company executed a Promissory Note in favor of David Meilahn in the amount of twenty one thousand nine hundred seventy dollars ($21,970.00) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Mr. Meilahn to the Company between 1995 and 1999 for working capital purposes. The Note is payable on demand. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(4) In March 2000, pursuant to the Company's Bylaws, a vacancy was created in the Board of Directors by an increase in the number of the directors. The vacancy was filled by Dr. Robert J. Janeczko by an affirmative vote of a majority of the remaining directors. Dr. Janeczko shall serve until election by the shareholders at the 2001 shareholders meeting. See Part
     III,  Item  11.  "Security  Ownership  of  Certain  Beneficial  Owners  and
     Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(5) In March 2000, pursuant to the Company's Bylaws, a vacancy was created in the Board of Directors by an increase in the number of the directors. The vacancy was filled by Don N. Jonas by an affirmative vote of a majority of the remaining directors. Mr. Jonas shall serve until election by the shareholders at the 2001 shareholders meeting. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(6) In March 2000, the Board of Directors authorized the issuance of one hundred (100) shares of restricted Common Stock of the Company for each member of the Board of Directors when in attendance at quarterly board meetings. The Company will also reimburse direct travel expenses presented by each member of the board. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(7) In August 2000, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of ten thousand six hundred dollars ($10,600) at an interest rate of twelve percent

     (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(8) In September 2000, the Company entered into an Employment Agreement to employ Luce as Vice President of Sales and Marketing. The term of the agreement is for a period of four (4) years and is automatically renewable for one (1) year. Mr. Luce's annual base salary is ninety three thousand five hundred dollars ($93,500.00) for the first year, one hundred thousand forty five dollars ($100,045) for the second year, one hundred seven thousand forty eight dollars ($107,048) for the third year, and one hundred fourteen thousand five hundred forty one dollars ($114,541) for the fourth year. Luce will also receive commission payments of one half percent (0.5%) based on gross sales of the Company products and an additional one half percent (0.5%) for all direct sales by Luce. Luce is also granted the right to purchase up to one hundred thousand (100,000) shares of the Company's restricted Common Stock at a price of four dollars ($4.00) per share. Twenty-five percent (25%) of the options shall become vested on January 1, 2001, and the remaining seventy-five percent (75%) of the options shall become vested at the equal rate of twenty-five percent (25%) upon each successive one (1) year anniversary date of employment. All vested options shall expire with three (3) years from the date of vesting. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(9) In November 2000, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(10) In February 2001, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(11) In January 2001, the Company issued 100 shares of the Company's Common Stock each to David Meilahn, Don Jonas and Robert Janeczko for services rendered to the Company in the third fiscal quarter of year 2000. For such offering, the Company relied upon the 506 Exemption, Section 4[5/4]S of the Illinois Code and the Washington Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(12) In January 2001, the Company issued 31,167 shares to Richard Luce as compensation in lieu of salary for services rendered to the Company through year 2000. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Compensation of Directors

         In March 2000, the Board of Directors authorized the issuance of one hundred (100) shares of restricted Common Stock of the Company for each member of the Board of Directors when in attendance at quarterly board meetings. The Company will also reimburse direct travel expenses presented by each member of the board.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of            Title of     Amount and Nature of     Percent of
Beneficial Owner                Class        Beneficial Owner          Class
--------------------------------------------------------------------------------
David Meilahn(1)(2)(3)(7)      Common         2,365,960               22.4%
(9)(10)(11)

Robert Work (1)                Common         2,226,421               21.1%

William Evans(1)               Common         2,033,615               19.3%

Mark Kruschwitz (1)            Common           629,191                6.0%

Richard Luce (1)(8)(12)        Common                 0                0.0%

Robert Janeczko(1)(4)(11)      Common                 0                0.0%

Don Jonas (1)(5)(11)           Common                 0                0.0%

All Executive Officers and     Common         2,365,960               22.4%
Directors as a Group
(four (4) persons)
-----------------------------

(1) The address for each of the above is c/o Mariculture Systems, Inc., P.O. 968, Lake Stevens, WA, 98258.

(2) In March 2000, the Company executed a Promissory Note in favor of Elaine Meilahn, in the amount of fourteen thousand four hundred dollars ($14,400) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company between 1995 and 2000 for working capital purposes. The Note was payable on demand. In April 2000, by mutual agreement of the parties, the Company cancelled the March note due to certain inaccuracies in the note. It was replaced by a note dated April 3, 2001 in the amount of $12,400.97. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See
     Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In March 2000, the Company executed a Promissory Note in favor of David Meilahn in the amount of twenty one thousand nine hundred seventy dollars ($21,970.00) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Mr. Meilahn to the Company between 1995 and 1999 for working capital purposes. The Note is payable on demand. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

(4) In March 2000, pursuant to the Company's Bylaws, a vacancy was created in the Board of Directors by an increase in the number of the directors. The vacancy was filled by Dr. Robert J. Janeczko by an affirmative vote of a majority of the remaining directors. Dr. Janeczko shall serve until election by the shareholders at the 2001 shareholders meeting. See Part III, Item 12. "Certain Relationships and Related Transactions".

(5) In March 2000, pursuant to the Company's Bylaws, a vacancy was created in the Board of Directors by an increase in the number of the directors. The vacancy was filled by Don N. Jonas by an affirmative vote of a majority of the remaining directors. Mr. Jonas shall serve until election by the shareholders at the 2001 shareholders meeting. See Part III, Item 12. "Certain Relationships and Related Transactions".

(6) In March 2000, the Board of Directors authorized the issuance of one hundred (100) shares of restricted Common Stock of the Company for each member of the Board of Directors when in attendance at quarterly board meetings. The Company will also reimburse direct travel expenses presented by each member of the board. See Part III, Item 12. "Certain Relationships and Related Transactions".

(7) In August 2000, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of ten thousand six hundred dollars ($10,600) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

(8) In September 2000, the Company entered into an Employment Agreement to employ Luce as Vice President of Sales and Marketing. The term of the agreement is for a period of four (4) years and is automatically renewable for one (1) year. Mr. Luce's annual base salary is ninety three thousand five hundred dollars ($93,500.00) for the first year, one hundred thousand forty five dollars ($100,045) for the second year, one hundred seven thousand forty eight dollars ($107,048) for the third year, and one hundred fourteen thousand five hundred forty one dollars ($114,541) for the fourth year. Luce will also receive commission payments of one half percent (0.5%) based on gross sales of the Company products and an additional one half percent (0.5%) for all direct sales by Luce. Luce is also granted the right to purchase up to one hundred thousand (100,000) shares of the Company's restricted Common Stock at a price of four dollars ($4.00) per share. Twenty-five percent (25%) of the options shall become vested on January 1, 2001, and the remaining seventy-five percent (75%) of the options shall become vested at the equal rate of twenty-five percent (25%) upon each successive one (1) year anniversary date of employment. All vested options shall expire with three (3) years from the date of vesting. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

(9) In November 2000, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

(10) In February 2001, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

(11) In January 2001, the Company issued 100 shares of the Company's Common Stock each to David Meilahn, Don Jonas and Robert Janeczko for services rendered to the Company in the third fiscal quarter of year 2000. For such offering, the Company relied upon the 506 Exemption, Section 4[5/4]S of the Illinois Code and the Washington Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

(12) In January 2001, the Company issued 31,167 shares to Richard Luce as compensation in lieu of salary for services rendered to the Company through year 2000. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption. See Part III, Item 12. "Certain Relationships and Related Transactions".

         There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

         January 2000 through April 2000, the Company issued 32,000 shares of its restricted common stock to seven (7) persons for a total of thirty two thousand dollars ($32,000). The obligation to issue such shares arose during 1999 and was accounted for in fiscal year 1999. For such offering, the Company relied upon the 506 Exemption, Section 25102.1 of the California Code, Section 80 A.15 Subd. 2(h) of the Minnesota Code, Section 109.13 of the Texas Code and the Washington Exemption.

         In March 2000, the Company issued 250,000 shares of its restricted Common Stock to Donald Mintmire in connection with his legal services on behalf of the Company. The shares were issued pursuant to Section 3(b), Rule 701 and the Florida Exemption.

         In March 2000, the Company executed a Promissory Note in favor of Elaine Meilahn, in the amount of fourteen thousand four hundred dollars ($14,400) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company between 1995 and 2000 for working capital purposes. The Note was payable on demand. In April 2000, by mutual agreement of the parties, the Company cancelled the March note due to certain inaccuracies in the note. It was replaced by a note dated April 3, 2001 in the amount of $12,400.97.

         In March 2000, the Company executed a Promissory Note in favor of David Meilahn in the amount of twenty one thousand nine hundred seventy dollars ($21,970.00) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Mr. Meilahn to the Company between 1995 and 1999 for working capital purposes. The Note is payable on demand. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

         In March 2000, pursuant to the Company's Bylaws, a vacancy was created in the Board of Directors by an increase in the number of the directors. The vacancy was filled by Dr. Robert J.

Janeczko by an affirmative vote of a majority of the remaining directors. Dr. Janeczko shall serve until election by the shareholders at the 2001 shareholders meeting.

         In March 2000, pursuant to the Company's Bylaws, a vacancy was created in the Board of Directors by an increase in the number of the directors. The vacancy was filled by Don N. Jonas by an affirmative vote of a majority of the remaining directors. Mr. Jonas shall serve until election by the shareholders at the 2001 shareholders meeting.

         In March 2000, the Board of Directors authorized the issuance of one hundred (100) shares of restricted Common Stock of the Company for each member of the Board of Directors when in attendance at quarterly board meetings. The Company will also reimburse direct travel expenses presented by each member of the board.

         In August 2000, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of ten thousand six hundred dollars ($10,600) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption.

         In September 2000, the Company entered into an Employment Agreement to employ Luce as Vice President of Sales and Marketing. The term of the agreement is for a period of four (4) years and is automatically renewable for one (1) year. Mr. Luce's annual base salary is ninety three thousand five hundred dollars ($93,500.00) for the first year, one hundred thousand forty five dollars ($100,045) for the second year, one hundred seven thousand forty eight dollars ($107,048) for the third year, and one hundred fourteen thousand five hundred forty one dollars ($114,541) for the fourth year. Luce will also receive commission payments of one half percent (0.5%) based on gross sales of the Company products and an additional one half percent (0.5%) for all direct sales by Luce. Luce is also granted the right to purchase up to one hundred thousand (100,000) shares of the Company's restricted Common Stock at a price of four dollars ($4.00) per share. Twenty-five percent (25%) of the options shall become vested on January 1, 2001, and the remaining seventy-five percent (75%) of the options shall become vested at the equal rate of twenty-five percent (25%) upon each successive one (1) year anniversary date of employment. All vested options shall expire with three (3) years from the date of vesting. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

         In November 2000, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption.

         In November 2000, the Company entered into a Consulting Agreement with Websters' Inc. The Consulting Agreement provides that the Company is to engage Websters' Inc. as a registered professional engineering firm for the purposes of performing the comprehensive design, development and production of a functional integrated commercial SARGO system, and to provide technical support to the installation of the resulting device into SARGO commercial fish rearing vessels. Websters' Inc. agrees to provide approximately two hundred fifty (250) hours of service to the Company, and to accept restricted Common Stock of the Company in lieu of cash payment at a rate of one hundred (100) shares for every one (1) hour of services, or a pro-rata amount thereof, or, upon the approval of the Company's Board of Directors, in a cash amount of one hundred fifty dollars ($150) per hour of service. Websters' Inc. received an initial deposit in advance against the Consulting Agreement of one thousand (1,000) shares of restricted Common Stock of the Company. Payments for services in shares will be presented as a certificate of the restricted Common Stock on a quarterly basis upon approval of the Company's Board of Directors. The agreement also provides that the Company agrees to exchange for cash, at the same rate of value as at original issue, any designated part or the total of all stock issued to Websters' Inc. as a fee from the Consulting Agreement. The exchange for cash will only be in the event that the stock tendered to Websters' Inc. is unable to be sold in a brokers' transaction after a period of one year from the date of issue of the certificate. The agreement expires December 1, 2002. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

         In January 2001, the Company issued 100 shares of the Company's Common Stock each to David Meilahn, Don Jonas and Robert Janeczko for services rendered to the Company in the third fiscal quarter of year 2000. For such offering, the Company relied upon the 506 Exemption, Section 4[5/4]S of the Illinois Code and the Washington Exemption.

         In January 2001, the Company issued 31,167 shares to Richard Luce as compensation in lieu of salary for services rendered to the Company through year 2000. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

         In February 2001, the Company hired Cary Grant as a consultant to the Company. As payment for such services, the Company committed to provide Mr. Grant with 25,000 shares of its unrestricted Common Stock. To date, no shares have been issued in connection with this agreement.

         In February 2001, the Company executed a Promissory Note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on the 506 Exemption and the Washington Exemption.

Item 13.          Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.        Description
---------------------------------------------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation of Mariculture Systems, Inc. filed July 8, 1996.

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

4.6      [1]      Replaced by Exhibit 4.11.

4.7      [1]      Promissory Note in the amount of $21,970 bearing 12% interest in favor of David
                  Meilahn dated March 2000.

4.8      [1]      Promissory Note in the amount of $10,600 bearing 12% interest in favor of Elaine
                  Meilahn dated August 2000.

4.9      [2]      Promissory Note in the amount of $5,000 bearing 12% interest in favor of
                  Elaine Meilahn dated December 1, 2000.

4.10     *        Promissory Note in the amount of $5,000 bearing 12% interest in favor of
                  Elaine Meilahn dated February 8, 2001.

4.11     *        Promissory Note in the amount of $12,400.97 bearing 12% interest in favor of Elaine
                  Meilahn dated April 3, 2001.

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

10.4     [1]      Agreement with Reinforced Tank Products, Inc. dated April 1998.

10.5     [1]      License Agreement with David Meilahn dated December 1998.

10.6     [1]      Agreement with Sanford Tager dated September 1999.

10.7     [1]      Employment Agreement with Rich Luce dated September 2000.

10.8     [2]      Consulting Agreement with Websters' Inc. Dated December 1, 2000.

16.1     [3]      Letter on change of certifying accountant pursuant to Regulation SK, Section
                  304(a)(3)2.

16.2     [3]      Letter from Moss Adams LLP
-----------------------

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10SB filed September 13, 2000.

[2]  Incorporated   herein  by  reference  to  the   Company's   first   amended
     Registration Statement on Form 10SB filed December 21, 2000.

[3] Incorporated herein by reference to the Company's Current Report on Form 8-K filed on February 26, 2001.

(*  Filed herewith)

(b) A report on Form 8-K was filed on February 26, 2001 disclosing a change in the Registrant's Certifying Accountant.

                                   SIGNATURES


         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Mariculture Systems, Inc.
                                  (Registrant)


Date: April 11, 2001   By: /s/ David Meilahn
                       -----------------------------------------
                       David Meilahn, President, Secretary, Treasurer & Chairman

                       By: /s/ Richard Luce
                       -----------------------------------------
                        Richard Luce, Vice President Sales & Marketing

                       By: /s/ Robert Janeczko
                       -----------------------------------------
                       Robert Janeczko, Director

                       By: /s/ Don Jonas
                       -----------------------------------------
                       Don Jonas, Director

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                   Date

/s/ David Meilahn
--------------------       President, Secretary,           April 11, 2001
David Meilahn              Treasurer & Chairman

/s/ Richard Luce
--------------------       Vice President                  April 11, 2001
Richard Luce               Sales & Marketing

/s/ Robert Janeczko
--------------------       Director                        April 11, 2001
Robert Janeczko

/s/ Don Jonas
--------------------       Director                        April 11, 2001
Don Jonas