Form 10-Q
period 2001-03-31
MARICULTURE SYSTEMS INC
filed 2001-05-10
CIK 1000778

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

Commission file no.  000-31521

                            Mariculture Systems, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Florida                                              65-0677315
-------------------------------                           ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

P.O. Box 968
Lake Stevens, Washington                                         98258
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number (425) 397-0409

Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of each exchange on
      Title of each class                                  which registered

                None                                             None
-----------------------------                          ------------------------

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

                  Yes    X       No
                        ---         ---

     As of March 31, 2001, there were 10,605,614 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements


INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE



CONDENSED FINANCIAL STATEMENTS

         Balance sheet                                                 F-1
         Statement of operations                                       F-2
         Statement of stock holders' deficit                           F-3
         Statement of cash flows                                       F-4
         Notes to financial statements                                 F-5

                            MariCulture Systems, Inc.
                          (A development stage company)

                                 BALANCE SHEETS

               ASSETS

                                                                December 31,      March 31,
                                                                    2000             2001
                                                                                  unaudited
                                                                --------------- -------------
CURRENT ASSETS
    Cash                                                        $       7,232   $      3,514
    Receivable                                                            570            570
                                                                --------------- -------------

              Total current assets                                      7,802          4,084

TEST FACILITY EQUIPMENT, at salvage value                              55,429         55,429
                                                                --------------- -------------
              Total assets                                             63,231   $     59,513
                                                                =============== =============

               LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Notes payable - related party                               $      97,296   $    102,296
    Notes payable - other                                              10,000         10,000
    Accounts payable - trade                                          252,316        273,835
    Accounts payable - related party                                   23,695         30,604
    Payables to stockholders                                           17,500         17,500
    Accrued liabilities                                                34,267         27,745
    Accrued interest                                                   63,809         68,103
                                                                --------------- -------------
              Total current liabilities                               498,883        530,083
                                                                --------------  -------------

COMMITMENTS                                                                 -              -

STOCKHOLDERS' DEFICIT
  Preferred stock, par value $.001; 1,000,000 shares
    authorized; no shares issued or outstanding                             -              -
Common stock, par value $.001; 20,000,000 shares authorized            10,314         10,355
Additional paid-in capital                                            746,450        788,676
Deferred compensation                                                       -         (1,500)
Accumulated development stage deficit                              (1,192,416)    (1,268,101)
                                                                --------------  -------------

              Total stockholders' deficit                            (435,652)      (470,570)
                                                                --------------  -------------

              Total liabilities and stockholders' deficit       $      63,231   $     59,513
                                                                ==============  =============

        The accompanying notes are an integral part of these statements.

                            MariCulture Systems, Inc.
                          (A development stage company)

                            STATEMENTS OF OPERATIONS




                                                                                Cumulative results
                                                                                  of operations
                                                  Quarter ended March 31,        since inception
                                                   2000           2001           (August 25, 1994)

OPERATING EXPENSES
    General and administrative                    $    67,945    $    71,433    $      570,813
    Research and development                                -              -           629,289
                                                  ------------   ------------   ----------------
        Total operating expenses                       67,945         71,433         1,200,102

NET LOSS FROM OPERATIONS                              (67,945)       (71,433)       (1,200,102)

INTEREST INCOME                                             -              -             7,200

OTHER INCOME                                                -             42                42

INTEREST EXPENSE                                       (2,932)        (4,294)          (78,173)
                                                  ------------   ------------   ----------------
NET LOSS                                          $   (70,877)   $   (75,685)   $   (1,271,033)
                                                  ============   ============   ================


LOSS PER COMMON SHARE - BASIC AND DILUTED         $    (0.007)   $    (0.007)   $       (0.146)
                                                  ============   ============   ================








        The accompanying notes are an integral part of these statements.

                            MariCulture Systems, Inc.
                          (A development stage company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     Since inception through March 31, 2001


                                                                                                            Accumulated
                                                          Common stock          Additional                  development
                                                  --------------------------     paid-in       Deferred        stage
                                                     Shares         Amount      Capital     Compensation     Deficit        Total
                                                  -------------  ------------   -----------  ------------- ------------- ----------
Sale of common stock in 1995                          1,640,000  $     1,640    $   431,321   $         -   $          - $   432,961
Issuance of common stock to founders in 1995          8,213,080        8,212         (8,212)            -              -          -
Sale of common stock in 1996                            130,000          130         32,370             -              -     32,500
Issuance of common stock to founders in 1996          1,200,000        1,200         (1,200)            -              -          -
Issuance of common stock for services in 1996            10,766           11          3,074             -              -      3,085
Share exchange agreement of MSIW in August 1996     (10,075,354)     (10,075)        10,075             -              -          -
Share exchange agreement of MSIW in August 1996       8,800,000        8,800         (8,800)            -              -          -
Sale of common stock in 1997                            186,978          187        145,741             -              -    145,928
Issuance of common stock for services in 1997           126,747          127         68,933             -              -     69,060
Issuance of common stock for services in 1998            20,600           21         20,579             -              -     20,600
Sale of common stock in 1999                             32,000           32         31,968             -              -     32,000
Net loss since inception through December 31,1999             -            -              -             -     (1,017,187)(1,017,187)
                                                  -------------  ------------   ------------  -----------   ------------ -----------
Balance at December 31, 1999                         10,284,817       10,285        725,849             -     (1,017,187)  (281,053)

Issuance of 17,400 common stock shares for
services on January 20, 2000                             17,400           17          8,683             -              -      8,700
Issuance of 11,930 common stock shares for
services on February 29, 2000                            11,930           12         11,918             -              -     11,930
Issuance of shares into escrow on March 21, 2000        250,000            -              -             -              -          -
Net loss for the year ended December 31, 2000                 -            -              -             -       (175,229)  (175,229)
                                                   -------------  -----------   ------------  -----------   ------------ -----------
Balance at December 31, 2000                         10,564,147   $   10,314    $   746,450             -   $ (1,192,416)$ (435,652)

Issuance of 32,467 common stock shares for
services on January 2, 2001                              32,467           32         32,935        (1,500)             -     31,467
Issuance of 300 common stock shares for services
on February 8, 2001                                         300            -            300             -              -        300
Sale of 2,000 common stock shares on March 19,
2001                                                      2,000            2          1,998             -              -      2,000
Sale of 7,000 common stock shares on March 27,
2001                                                      7,000            7          6,993             -              -      7,000
Net loss for the quarter ended March 31, 2001                 -            -              -             -        (75,685)   (75,685)
                                                  -------------  ------------   ------------  -----------   ------------ -----------
Balance at March 31, 2001                            10,605,914   $   10,355    $   788,676   $    (1,500)  $ (1,268,101)$ (470,570)
                                                  =============  =============  ============  ===========   ============ ===========



        The accompanying notes are an integral part of these statements.

                            MariCulture Systems, Inc.
                          (A development stage company)
                            STATEMENTS OF CASH FLOWS



                                                                                                               Cumulative results
                                                                                                                of operations
                                                                           For three months ended March, 31     since inception
                                                                             2000             2001             (August 25, 1994)
                                                                          ----------------  ----------------   ----------------
Increase (Decrease) in Cash

Cash flows from operating activities
        Net loss                                                          $        (70,877) $        (75,685)  $   (1,268,101)
        Adjustments to reconcile net loss to net cash used in
               operating activities:
                      Issuance of common stock for services                         20,630            31,767          145,142
                      Depreciation and write down of test facility                       -                 -          441,892
                      Changes in assets and liabilities
                              Accounts receivable                                        -                 -             (570)
                              Payables to shareholders                                   -                 -           (8,700)
                              Accounts payable and accrued liabilities              49,245            26,199          396,269
                                                                          ----------------  ----------------   ---------------

             Net cash used in operating activities                                  (1,002)          (17,719)        (294,068)

Cash flows from investing activities
        Purchase of test facility components                                             -                 -         (497,321)
                                                                          ----------------  ----------------   ---------------

             Net cash used in investing activities                                       -                 -         (497,321)

Cash flows from financing activities
        Proceeds from notes payable                                                   (486)            5,001          116,314
        Proceeds from sale of common stock                                               -             9,000          652,389
        Proceeds from unissued shares                                                    -                 -           26,200
                                                                          ----------------  ----------------   ---------------

             Net cash provided by financing activities                                (486)           14,001          794,903
                                                                          ----------------  ----------------   ---------------

Net increase in cash                                                                                  (3,718)           3,514
                                                                                    (1,488)

Cash at beginning of period                                                          2,373             7,232                -
                                                                          ----------------  ----------------   ---------------

Cash at end of period                                                     $            885  $          3,514   $        3,514
                                                                          ================  ================   ===============

Noncash disclosures:
        Issuance of common stock or unearned services                     $              -  $          1,500   $        1,500
                                                                          ================  ================   ===============


        The accompanying notes are an integral part of these statements.

NOTE 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements of MariCulture Systems (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with audited financial statements filed on April 13, 2001 and Form 10KSB.


NOTE 2.  NET (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's basic (loss) earning per share were 10,597,023 and 10,357,840 for the three months ended March 31, 2001 and 2000, respectively, and 8,691,026 from inception through March 31, 2001. As of March 31, 2001 and 2000, the Company had 25,000 and 0, of common stock equivalent shares.

Because of the net loss for the three months ended March 31, 2001 and 2000, and from inception through March 31, 2001, common stock equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Results of Operations.


General

     In November 2000, the Company entered into a consulting agreement with Websters' Inc. The consulting agreement provides that the Company is to engage Websters' Inc. as a registered professional engineering firm for the purposes of performing the comprehensive development and production of a functional water driven, integrated commercial flow-through effluent handling device to capture, separate and consolidate the water borne waste originating from a SARGO fish farming system. This device is to improve upon and replace existing energy intensive technology currently being used in the SARGO System. Websters' Inc. is to provide technical support to the integration and installation of the resulting device into the current design of SARGO commercial fish rearing vessels. Websters' Inc agreed to provide approximately two hundred fifty (250) hours of service to the Company, and to accept restricted common stock of the Company in Lieu of cash payment at a rate of one hundred (100) share for every one (1) hour of services, or a pro-rata amount thereof, or, upon the approval of the Company's Board of Directors, in a cash amount of one hundred fifty dollars ($150) per hour of service. Websters' Inc. received an initial deposit in advance against the consulting agreement of one thousand (1,000) shares of restricted common stock of the Company in January 2001. Payments for services in shares will be presented as a certificate of the restricted common stock on a quarterly basis upon approval of the Company's Board of Directors. The agreement also provides that the Company agrees to exchange for cash, at the same rate of value as at original issue, any designated part or the total of all stock issued to Websters' Inc. as a fee from the consulting agreement. The exchange for cash will only be in the event that the stock tendered to Websters' Inc. is unable to be sold in a brokered transaction after a period of one (1) year from the date of issue of the certificate. The agreement expires December 1, 2002. The offering was conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated thereunder ("Rule 506") and Section 460-44A-506 of the Washington Code.

     The facts relied upon to make the Washington Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer.

     In January 2001, the Company issued 100 shares of the Company's common stock each to David Meilahn, Don Jonas and Robert Janeczko for services rendered to the Company in the third fiscal quarter of year 2000. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 4[5/4]S of the Illinois Code and Section 460-44A-506 of the Washington Code.

     The facts relied upon to make the Illinois Exemption applicable include the following: (i) The offer, sale or issuance was to a person who was or was reasonably believed to be a director, executive officer, or general partner of the issuer of the securities being offered or sold .

     The facts relied upon to make the Washington Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer.

     In January 2001, the Company issued 31,167 shares to Richard Luce as compensation in lieu of salary for services rendered to the Company through year 2000. For such offering, the Company relied upon Section 4(2), Rule 506, and
Section 460-44A-506 of the Washington Code.

     The facts relied upon to make the Washington Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer.

     In February 2001, the Company hired Cary Grant as a consultant to the Company. As payment for such services, the Company committed to provide Mr. Grant with 25,000 shares of its unrestricted common stock. To date, no shares have been issued in connection with this agreement.

     In February 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on Section 4(2) of the Act, Rule 506 and
Section 460-44A of the Washington Code.

     The facts relied upon to make the Washington Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer.

     In February and March 2001, the Company sold a total of 9,000 shares of its restricted common stock to three (3) investors for a total of $9,000. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 460-44A-506 of the Washington Code and Section 551.23(19) of the Wisconsin Code.

     The facts relied upon to make the Washington Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division; (ii) the Form was filed not later than fifteen (15) days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer.

     The facts relied upon to make the Wisconsin Exemption applicable include the following: (i) no commission or other remuneration or consideration was paid or given to any person, directly or indirectly for soliciting or selling to any person in Wisconsin except to broker-dealers and agents licensed in Wisconsin or exempt from licensure; (ii) the Company filed a completed SEC Form D with the State of Wisconsin DFI Securities; (iii) the Company paid a fee of $200; and (iv) the Company believed that the investment was suitable for the purchasers and the purchasers, either alone or with the purchasers' representatives, had such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the prospective investment.

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

Results of Operations -For the Three Months Ending March 31, 2001 and March 31, 2000

Financial Condition, Capital Resources and Liquidity

     For the 1st quarter ended March 31, 2000 and 2001 the Company recorded no revenues. For the first quarter ended March 31, 2000 and 2001 the Company had general and administrative expenses of $67,945 and $71,433. This increase of $3,488 was due to trips to Canada by the Company management for prospective sales opportunities.

     For the 1st quarter ended March 31, 2000 and 2001, the Company had research and development expenses of $0 and $0 respectively.

     For the 1st quarter ended March 31, 2000 and 2001, the Company had total operating expenses of $67,945 and $71,433.

Net Losses

     For the 1st quarter ended March 31, 2000 and 2001, the Company reported a net loss from operations of $70,877 and $75,685 respectively.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

4.9      [2]      Promissory Note in the amount of $5,000 bearing 12% interest in favor of
                  Elaine Meilahn dated December 1, 2000.

4.10     [4]      Promissory Note in the amount of $5,000 bearing 12% interest in favor of
                  Elaine Meilahn dated February 8, 2001.

4.11     [4]      Promissory Note in the amount of $12,400.97 bearing 12% interest in favor of Elaine
                  Meilahn dated April 3, 2001.

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

16.2     [3]      Letter from Moss Adams LLP.
-----------------------

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10SB filed September 13, 2000.

[2]  Incorporated   herein  by  reference  to  the   Company's   first   amended
     Registration Statement on Form 10SB filed December 21, 2000.

[3] Incorporated herein by reference to the Company's Current Report on Form 8-K filed on February 26, 2001.

[4] Incorporated herein by reference to the Company's Annual Report on Form 10KSB for the period ended December 31, 2000 filed on April 13, 2001.

(*  Filed herewith)

     (b) A report on Form 8-K was filed on February 26, 2001 disclosing a change in the Registrant's Certifying Accountant.

Item 2.  Description of Exhibits

         The documents required to be filed as Exhibits Number 2 and 6 and in
Part III of Form 1-A filed as part of this Registration Statement on Form 10-SB are listed in Item 1 of this Part III above. No documents are required to be filed as Exhibit Numbers 3 , 5 or 7 in Part III of Form 1-A and the reference to such Exhibit Numbers is therefore omitted. The following additional exhibits are filed hereto:

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Mariculture Systems, Inc.
                             (Registrant)


 Date: May 1, 2001         By:  /s/ David Meilahn
                             --------------------------
                             David Meilahn
                             President, Secretary, Treasurer and Chairman

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