Form 10QSB
period 2001-06-30
MARICULTURE SYSTEMS INC
filed 2001-08-14
CIK 1000778

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001

Commission file no.  000-31521

                            Mariculture Systems, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Florida                                           65-0677315
-------------------------------                            ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                               Identification No.)

P.O. Box 968
Lake Stevens, Washington                                           98258
---------------------------------------                         ----------
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

     As of August 7, 2001, there were 11,640,958 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements





                            MariCulture Systems, Inc.
                          (A development stage company)



INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE

CONDENSED FINANCIAL STATEMENTS
Balance sheet                                                            F-1
Statement of operations                                                  F-2
Statement of stockholds' deficit                                         F-3
Statement of cash flows                                                  F-4
Notes to financial statements                                            F-5

                            MariCulture Systems, Inc.
                          (A development stage company)
                                 BALANCE SHEETS


                           ASSETS                           December 31, 2000    June 30, 2001
                                                           -------------------  ----------------
 CURRENT ASSETS
       Cash                                                $            7,232            1,133
       Trade Accounts Receivable                                          570              570
       Prepaid expenses                                                     -            1,000
                                                           -------------------  ----------------

                      Total current assets                              7,802            2,703

PROPERTY AND EQUIPMENT                                                 55,429           55,429

INTELLECTUAL PROPERTY                                                       -           30,000
                                                           -------------------  ----------------

                                                           $           63,231           88,132
                                                           ===================  ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
       Notes payable                                       $           10,000           10,000
       Notes payable to related parties                                97,296          102,296
       Accounts payable                                               252,316          274,950
       Payables to related parties                                     41,195           50,119
       Accrued liabilities                                             98,076          125,425
                                                           -------------------  ----------------

                       Total current liabilities                      498,883          562,790

COMMITMENTS                                                                 -                -

STOCKHOLDERS' EQUITY
       Preferred stock                                                      -                -
       Common stock                                                    10,314           10,355
       Subscribed stock                                                     -           36,344
       Additional paid - in capital                                   746,450          786,876
       Accumulated development stage deficit                       (1,192,416)      (1,308,233)
                                                           -------------------  ----------------
                                                                     (435,652)        (474,658)
                                                           -------------------  ----------------

                                                           $           63,231           88,132
                                                           ===================  ================



        The accompanying notes are an integral part of these statements.
                                       F-1

                            MariCulture Systems, Inc.
                          (A development stage company)
                             STATEMENT OF OPERATIONS



                                                                                                   Cummulative
                                        Three months ended             Six months ended       results of operations
                                              June 30,                      June 30,              since inception
                                          2000          2001          2000          2001       (August 25, 1994)
                                       ----------- -------------   -----------  ------------  ---------------------
OPERATING EXPENSES
General and Administrative             $   12,039  $     46,062    $  79,984    $   117,495   $           616,875
Research and development                        -             -            -              -               629,289

             Total Operating Expenses      12,039        46,062       79,984        117,495             1,246,164

NET LOSS FROM OPERATIONS                  (12,039)      (46,062)     (79,984)      (117,495)           (1,246,164)
                                       ----------- -------------   -----------  ------------  ---------------------

OTHER INCOME (EXPENSES)
Interest expenses                          (3,068)       (9,638)      (6,000)       (13,932)              (84,879)
Other, net                                      -        15,568            -         15,610                22,810
                                           (3,068)        5,930       (6,000)         1,678               (62,069)
                                       ----------- -------------   -----------  ------------  ---------------------

NET LOSS                                  (15,107)      (40,132)     (85,984)      (115,817)           (1,308,233)

LOSS PER COMMON SHARE
- BASIC AND DILUTED                    $    (0.00) $      (0.00)   $   (0.01)   $     (0.01)  $             (0.15)
                                       =========== =============   ===========  ============  =====================



        The accompanying notes are an integral part of these statements.
                                       F-2

                            MariCulture Systems, Inc.
                          (A development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                      January 1, 2001 through June 30, 2001

                                                                                                         Accumulated
                                                         Common Stock        Stock Subscribed  Paid-in   Development
                                                      Shares      Amount     Shares     Amount capital   Stage Deficit      Total
                                                      ---------- --------  ---------- -------- --------- ------------- ------------
Balance at December 31, 2000                          10,564,147 $ 10,314          -   $    -  $ 746,450 $ (1,192,416)  $ (435,652)

Shares Issued on January 2, 2001 at $1.00
per Share for Board Member Services                          300        -                            300                       300

Shares Issued for Services at $1.00 per
Share on January 2, 2001                                  31,167       31                         31,136                    31,167

Shares Issued for Future Services at $1.00 per
Share on January 1, 2001                                   1,000        1                            999                     1,000

Shares Sold at $1.00 in March 2001                         9,000        9                          8,991                     9,000

Shares Granted on April 30, 2001
at $1.00 per Share for Board Member Services                                     300      300                                  300

Shares Granted on May 31, 2001
at $1.00 per Share for Board Member Services                                     300      300                                  300

Shares Granted on June 1, 2001 at
$1.00 per Share to an Officer in Lieu of Expense
Reimbursement and Accured Interest                                            26,069   26,069                               26,069

Shares Granted on June 2, 2000 at
$1.00 per Share to an Officer in Lieu of Expense
Reimbursement                                                                  8,675    8,675                                8,675

Grant of Common Shares in Connection with
Acquisition of  Patents                                                    1,000,000    1,000     (1,000)

Net Loss for the Six Months Ended 6/30/01                                                                    (115,817)    (115,817)
                                                      ---------- --------  ---------- -------- --------- ------------- ------------

Balance at June 30, 2001                              10,605,614 $ 10,355  1,035,344 $ 36,344  $ 786,876 $ (1,308,233) $  (474,658)
                                                      ========== ========  ========== ======== ========= ============= ============


        The accompanying notes are an integral part of these statements.
                                       F-3

                            MariCulture Systems, Inc.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS
                         Six months ended June 30, 2001

                                                                                                 Cumulative results
                                                                                                   of operations
                                                                Six months ended June 31,         since inception
                                                                   2000           2001         (August 25, 1994)
Increase (decrease) in Cash
Cash flows from operating activities
   Net loss                                                       (85,984)        (115,817)    $      (1,308,233)
  Adjustments to reconcile net loss to net cash
     used in operating activities
 Issuance of common stock for services                              8,700           32,067               145,442
 Issuance of common stockin lieu of expense
     reimbursement                                                 11,930           34,744                34,744
 Depreciation and writedown of test facility                            -                -               441,892
      Changes in net assets and liabilities
           Trade accounts receivable                                    -                -                  (570)
           Payables to shareholders                                     -                -                (8,700)
           Accounts payable and accrued liabilities                51,889           28,907               398,977
                                                              -----------     ------------     ------------------
Net cash used in operating activities                             (13,465)         (20,099)             (296,448)

Cash flows from investing activities
  Acquisition of fixed assets                                           -                -              (497,321)
                                                              -----------     ------------     ------------------
Net cash used in investing activities                                   -                -              (497,321)

Cash flows from financing activities
       Proceeds from notes payable                                 12,617            5,000               116,313
       Proceeds from sale of common stock                               -            9,000               652,389
       Proceeds from stock subscriptions                                -                -                26,200
                                                              -----------     ------------     ------------------
Net cash provided by financing activities                          12,617           14,000               794,902
                                                              -----------     ------------     ------------------
Net increase (decrease) in cash                                      (848)          (6,099)                1,133

Cash at the beginning of period                                     2,373            7,232                     -
                                                              -----------     ------------     ------------------
Cash at the end of period                                     $     1,525     $      1,133     $           1,133
                                                              ===========     ============     ==================
Non-cash activities                                           $         -     $     31,000     $          69,700
                                                              ===========     ============     ==================



        The accompanying notes are an integral part of these statements.
                                       F-4

NOTE 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements of MariCulture Systems (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 20001. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with audited financial statements filed on April 13, 2001.


NOTE 2.  NET (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's basic (loss) earning per share were 10,616,891 for the three months ended June 30, 2001 and 10,606,927 for the six months ended June 30, 2001 and 8,880,957 from inception through June 30, 2001. As of June 30, 2001 and 2000, the Company had 25,000 and 0, of potentially issuable common stock shares.

Because of the net loss for the three months ended June 30, 2001 and 2000, and from inception through June 30, 2001, potentially issuable common stock shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

NOTE 3.  OTHER EVENTS

On May 31, 2001 the Board of Directors appointed Richard J. Luce, Vice President of Sales and Marketing of the Company, to the additional position of corporate Secretary.

The Company issued a certificate for 26,069 shares of Common Stock to David Meilahn, Chairman, President and Treasurer of the Company, for payment of all accumulated accounts payable expenses and interest posted through May 31, 2001.

The Company issued three certificates for a total of 8,675 shares of Common Stock to Richard Luce, Vice President Sales and Marketing of the Company, and his designees for payment of all accumulated accounts payable expenses and interest posted through May 31, 2001

The Company approved issuance of 1,000,000 shares of Common Stock and $30,000 for the outright purchase of the "Aquaculture System" patent #5,762,024, owned by David Meilahn.

The Company issued a resolution to compensate its' Board of Directors for their services in the amount of 100 shares of Common Stock per fiscal quarter. David
E. Meilahn, Don N. Jonas, and Robert J. Janeczko were each issued 200 shares of stock for their service in the Fourth fiscal quarter of 2000 and for the First fiscal quarter of 2001.

There were no changes in the status of past due loans during the quarter.

During the three monsths ended June 30, 2001, the Company wrote off $13,895 in old accounts payable. The write offs were included in Other expenses in the Statement of operations for the three and six months ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

     The Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Rule 506 of Regulation D promulgated thereunder ("Rule 506") for several transactions regarding the issuance of its unregistered securities. In each instance, such reliance was based upon the fact that (i) the issuance of the shares did not involve a public offering, (ii) there were no more than thirty-five (35) investors (excluding "accredited investors"), (iii) each investor who was not an accredited investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description, (iv) the offers and sales were made in compliance with Rules 501 and 502, (v) the securities were subject to Rule 144 limitation on resale and (vi) each of the parties is a sophisticated purchaser and had full access to the information on the Company necessary to make an informed investment decision by virtue of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

     The Company relied upon Florida Code Section 517.061(11) for several transactions. In each instance, such reliance is based on the following: (i) sales of the shares of common stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer. In the regard, the Company supplied such information and was available for such questioning (the "Florida Exemption").

     The Company relied upon Section 460-44A-506 of the Washington Code for several transactions. The facts relied upon to make the Washington Exemption applicable include the following: (i) the Company filed a completed SEC Form D with the Washington Department of Financial Institutions, Securities Division;
(ii) the Form was filed not later than 15 days after the first sale; and (iii) the Company executed a Form U-2 consent to service of process, and (iv) the Company paid an appropriate filing fee of $300.00 to the Washington State Treasurer. (the "Washington Exemption").

     In April and May 2001, the Board of Directors authorized the issuance of 200 shares each to David E. Meilahn, Don N. Jonas and Robert J. Janeczko for their service to the Company during the fourth fiscal quarter 2000 and the first fiscal quarter 2001. For such offering, the Company relied upon the 506 Exemption, Section 4[5/4]S of the Illinois Code and the Washington Exemption.

     The facts relied upon to make the Illinois Exemption applicable include the following: (i) The offer, sale or issuance was to a person who was or was reasonably believed to be a director, executive officer, or general partner of the issuer of the securities being offered or sold .

     In May 2001, David Meilahn resigned as Secretary of the Company. He remains the Company's current President, Treasurer and Chairman. The Board of Directors subsequently appointed Richard Luce, the Company's current Secretary and Vice-President of Sales and Marketing, to the position as Secretary of the Company. Mr. Luce will receive 100 shares of the Company's common stock quarterly in connection with the position.

     In June 2001, David E. Meilahn assigned the patent for the SARGO system to the Company in exchange for 1,000,000 shares of the Company's restricted common stock and $30,000. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

     In June 2001, the Company's Board of Directors approved issuance of 26,069 shares of its common stock to David Meilahn, the Company's current President, Treasurer and Chairman as payment for $21,064.34 in expenses plus $5,004.46 in interest. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

     In June 2001, the Company's Board of Directors approved issuance of 8,675 shares of its common stock to three (3) persons, as payment for $8,373.31 in expenses plus $301.69 in interest incurred by Richard Luce, the Company's current Secretary and Vice-President of Sales and Marketing. For such offering, the Company relied upon the 506 Exemption, the Florida Exemption, the Washington Exemption and Section 551.23(19) of the Wisconsin Code.

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

Results of  Operations  -For the Three Months  Ending June 30, 2001 and June 30,
2000

Financial Condition, Capital Resources and Liquidity

     For the 2nd quarter ended June 30, 2001 and 2000 the Company recorded no revenues. For the second quarter ended June 30, 2001 and 2000 the Company had general and administrative expenses of $46,062 and $12,039. This increase of $34,023 was due primarily ($30,000) to assignment by David Meilahn to the Company of the patent for the SARGO technology, but also to increased sales activities.

     For the 2nd quarter ended June 30, 2001 and 2000, the Company had research and development expenses of $0 and $0 respectively.

     For the 2nd quarter ended June 30, 2001 and 2000, the Company had total operating expenses of $46,062 and $12,039.

Net Losses

     For the 2nd quarter ended June 30, 2001 and 2000, the Company reported a net loss from operations of $46,062 and $12,039 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At August 7, 2001, the Company employed five (5) persons, two (2) full time, two (2) part time and one (1) consultant. Only one (1) of the employees is paid by the Company. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
--------------------------------------------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation of Mariculture Systems, Inc. filed July 8, 1996.

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

10.5     [1]      Void.

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


                            Mariculture Systems, Inc.
                                  (Registrant)


Date: August 13, 2001      By:  /s/ David Meilahn
                           --------------------------
                           David Meilahn
                           President, Treasurer and Chairman

                           By: /s/ Richard Luce
                           --------------------------
                           Richard Luce
                           Secretary & Vice President of Sales & Marketing

                           By: /s/ Robert Janeczko
                           --------------------------
                           Robert Janeczko
                           Director

                           By: /s/ Don Jonas
                           ---------------------------
                           Don Jonas
                           Director