Form 10QSB
period 2001-09-30
MARICULTURE SYSTEMS INC
filed 2001-11-13
CIK 1000778

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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

     As of September 30, 2001, there were 11,640,958 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1. Financial Statements

                            Mariculture Systems, Inc.
                          (A development stage company)

                                 BALANCE SHEETS


                                     ASSETS
                                                              December 31, 2000    September 30, 2001
                                                                                      (unaudited)
 CURRENT ASSETS

 Cash                                                                   7,232        $        801
 Trade Accounts Receivable                                                570                 570
 Prepaid Expenses                                                           -               1,000
                                                                 ------------        ------------

                Total current assets                                    7,802               2,371

PROPERTY AND EQUIPMENT                                                 55,429              55,429

INTELLECTUAL PROPERTY                                                       -              30,000
                                                                 ------------        ------------
                                                                       63,231        $     87,800
                                                                 ------------        ------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

 Notes payable                                                         10,000              10,000
 Notes payable to related parties                                      97,296             107,296
 Accounts payable                                                     276,010             298,984
 Payables to related parties                                                -              30,000
 Accrued liabilities                                                  115,576             174,268
                                                                 ------------        ------------
                 Total current liabilities                            498,882             620,548

COMMITMENTS                                                                 -                   -



STOCKHOLDERS' DEFICIT
 Preferred stock                                                            -                   -
 Common stock                                                          10,314              11,391
 Subscribed stock                                                           -                   -
 Additional paid - in capital                                         746,451             822,185
 Accumulated development stage deficit                             (1,192,416)         (1,366,324)
                                                                 ------------        ------------
                                                                     (435,651)           (532,748)
                                                                 ------------        ------------
                                                                 $     63,231        $     87,800
                                                                 ------------        ------------




The accompanying notes are an integral part of these statements.

                            Mariculture Systems, Inc.
                          (A development stage company)

                      STATEMENTS OF OPERATIONS (unaudited)


                                                                                                                  Cumulative
                                                                                                                  results of
                                                                                                                  operations
                                                                                                                  since inception
                                                                                                                  (August 25,
                                                                                                                     1994)
                                               Three months ended September 30, Nine months ended September 30,

                                                 2000              2001              2000              2001
                                                 -----             -----             -----
Operating Expenses
General and Administrative                           6,887            53,759           86,871          171,254      670,634
Research and development                                 -                 -                -                -      629,289
                                             --------------- -----------------  --------------  --------------- -------------

Total Operating Expenses                             6,887            53,759           86,871          171,254    1,299,923

Net loss from operations                            (6,887)          (53,759)         (86,871)        (171,254)  (1,299,923)

OTHER INCOME (EXPENSES)
Interest expenses                                   (5,000)           (4,332)         (11,000)         (18,264)     (89,211)
Other income                                             9                 -                9           15,610       22,810
                                             --------------- -----------------  ---------------  -------------- -------------
                                                    (4,991)           (4,332)         (10,991)          (2,654)     (66,401)

Net loss                                           (11,878)          (58,091)         (97,862)        (173,908)  (1,366,324)


LOSS PER COMMON SHARE -
BASIC AND DILUTED                             $      (0.00)   $        (0.00)   $       (0.01)   $       (0.02)       (0.15)
                                             --------------- -----------------  ---------------  -------------- -------------




The accompanying notes are an integral part of these statements.

                            Mariculture Systems, Inc.
                          (A development stage company)

                           STATEMENT OF STOCKHOLDERS'
                        DEFICIT From July 1, 2001 through
                         September 30, 2001 (unaudited)



                                                   Common Stock        Stock Subscribed      Paid-in     Retained
                                                   ------------

                                                Shares      Amount    Shares     Amount      Capital     Earnings      Total
                                                ------
Balance at July 1, 2001                      10,605,614    $10,355    1,035,344  $ 36,344    $ 786,877 $ (1,192,416)  $ (358,840)
                                             ------------ ---------- ----------- ---------- ---------- ------------- ------------
Issuance of shares in July 2001 originally
subscribed to in April and May 2001                 400          0         (400)     (400)         400            -            -

Issuance of shares in July 2001 originally
subscribed to in June 2001                        8,675         10       (8,675)   (8,675)       8,665            -            -

Issuance of shares in August 2001 originally
subscribed to in April, May and June 2001        26,269         26      (26,269)  (26,269)      26,243            -            -

Issuance of shares in connection with June
2001 patent acquisition                       1,000,000      1,000   (1,000,000)   (1,000)           -            -            -

Net loss for nine months ended 9/30/01                                                                     (173,908)    (173,908)
                                             ------------ ---------- ----------- --------- ----------- ------------- ------------

Balance as of September 30, 2001               11,640,958  $11,391            -   $     -   $  822,185 $ (1,366,324)  $ (532,748)
                                             ------------ ---------- ----------- --------- ----------- ------------- ------------







The accompanying notes are an integral part of these statements.

                            Mariculture Systems, Inc.
                          (A development stage company)

                      STATEMENTS OF CASH FLOWS (unaudited)


                                                                   Nine months ended September 30,  Cumulative results of
                                                                                                    operations since inception
                                                                                                    (August 25, 1994)

                                                                   2000               2001
                                                                   -----              ----
Increase (decrease) in Cash
Cash flows from operating activities
     Net loss                                                           (97,862)       (173,908) $   (1,366,324)
 Adjustments to reconcile net loss to net cash used
                    in operating activities
 Issuance of common stock for services                                    8,700          32,067         145,442
 Issuance of common stock in lieu of expense reimbursement               11,930          34,744          34,744
 Depreciation and write down of test facility                                 -               -         441,892
             Changes in net assets and liabilities
                     Trade accounts receivable                                -               -            (570)
                      Payables to shareholders                             (845)              -          (8,700)
                     Accounts payable and accrued liabilities            63 091          81,666         451,736
                                                                --------------- --------------- ---------------
                    Net cash used in operating activities               (14,986)        (25,431)       (301,780)

Cash flows from investing activities                                          -               -        (497,321)
                                                                --------------- --------------- ---------------
                    Net cash used in investing activities                     -               -        (497,321)

Cash flows from financing activities
       Proceeds from notes payable                                       17,617          10,000         121,313
       Proceeds from sale of common stock                                     -           9,000         652,389
       Proceeds from unissued shares                                          -               -          26,200
                                                                --------------- --------------- ---------------

                    Net cash provided by financing activities            17 617          19,000         799,902
                                                                --------------- --------------- ---------------

Net increase (decrease) in cash                                           2,631          (6,431)            801

Cash at the beginning of period                                           2,373           7,232               -

Cash at the end of period                                       $         5,004             801          38,501
                                                                --------------- --------------- ---------------

Non cash financing activities                                   $             -        (31,000)          37,700
                                                                --------------- --------------- ---------------


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


NOTE 2.  NET (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's basic (loss) earning per share were 10,564,147 and 11,640,958 for the three months ended September 30, 2000 and 2001 and 10,410,421 and 11,026,971 for the nine months ended September 30, 2000 and 2001 and 8,942,829 from inception through September 30, 2001. As of September 30, 2001 and 2000, the Company had 25,000 and 25,000 shares of potential issuable common stock .

Because of the net loss for the three months ended September 30, 2001 and 2000, and from inception through September 30, 2001, shares of potentially issuable common stock were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.


NOTE 3.  OTHER EVENTS

The Company concluded the assignment to Mariculture Systems, Inc. of the "Aquaculture System" patent #5,762,024, owned by David Meilahn for which, during the prior quarter, the Company approved the outright purchase for a payment of 1,000,000 shares of Common Stock and $30,000.

On August 20, 2001, the Company executed a note payable to the spouse of the Company's president in the amount of $2,500. The note is payable on demand and bears an interest rate of 12% per annum.

On September 14, 2001, the Company executed a note payable to the spouse of the Company's president in the amount of $2,500. The note is payable on demand and bears an interest rate of 12% per annum.

On October 1, 2001, the Company executed a note payable to the spouse of the Company's president in the amount of $4,000. The note is payable on demand and bears an interest rate of 12% per annum.

In June 2001, the Company wrote off $13,895 in old accounts payable. The write offs were included in Other expenses in the Statement of Operations for the nine months ended September 30, 2001.

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

     In August 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of two thousand five hundred dollars ($2,500) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

     In September 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of two thousand five hundred dollars ($2,500) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

     In October 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of four thousand dollars ($4,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

     In October 2001, the Company sold a total of 6,000 shares of its restricted common stock to two (2) investors for a total of $6,000. For such offering, the Company relied upon the 506 Exemption and Section 551.23(19) of the Wisconsin Code.

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

Results of Operations -For the Three Months Ending September 30, 2001 and September 30, 2000

Financial Condition, Capital Resources and Liquidity

     For the 3rd quarter ended September 30, 2001 and 2000 the Company recorded no revenues. For the three months ended September 30, 2001 and 2000 the Company had general and administrative expenses of $53,759 and $6,887. This increase of $46,872 was due primarily to accruals for salary for Richard Luce and expenses associated with travel related to sales.

     For the three months ended September 30, 2001 and 200, the Company had research and development expenses of $0 and $0 respectively.

     For the three months ended September 30, 2001 and 2000, the Company had total operating expenses of $53,759 and $6,887.

Net Losses

     For the 3rd quarter ended September 30, 2001 and 2000, the Company reported a net loss from operations of $53,759 and $6,887 respectively.

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

Item 5. Other Information

           None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
----------------------------------------------------------------------------------------------------
3.(i).1    [1]       Articles of Incorporation of Mariculture Systems, Inc. filed July 8, 1996.

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

4.9        [2]       Promissory Note in the amount of $5,000 bearing 12% interest in favor of Elaine
                     Meilahn dated December 1, 2000.

4.10       [4]       Promissory Note in the amount of $5,000 bearing 12% interest in favor of Elaine
                     Meilahn dated February 8, 2001.

4.11       [4]       Promissory Note in the amount of $12,400.97 bearing 12% interest in favor of Elaine
                     Meilahn dated April 3, 2001.

4.12       [5]       Promissory Note in the amount of $2,500.00 bearing 12% interest in favor of Elaine
                     Meilahn dated August 22, 2001.

4.13       [5]       Promissory Note in the amount of $2,500.00 bearing 12% interest in favor of Elaine
                     Meilahn dated September 14, 2001.

4.14       [5]       Promissory Note in the amount of $4,000.00 bearing 12% interest in favor of Elaine
                     Meilahn dated October 1, 2001.

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

[1] Incorporated herein by reference to the Company's Registration Statement on Form 10SB filed September 13, 2000.

[2]  Incorporated   herein  by  reference  to  the   Company's   first   amended
     Registration Statement on Form 10SB filed December 21, 2000.

[3] Incorporated herein by reference to the Company's Current Report on Form 8-K filed on February 26, 2001.

[4] Incorporated herein by reference to the Company's Annual Report on Form 10KSB for the period ended December 31, 2000 filed on April 13, 2001.

[5]  Incorporated   herein  by  reference  to  the   Company's   third   amended
     Registration Statement on Form 10SB filed on November 13, 2001.

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


                            Mariculture Systems, Inc.
                                  (Registrant)


Date: November 12, 2001    By: /s/ David Meilahn
                           --------------------------
                           David Meilahn
                           President, Treasurer and Chairman

                           By: /s/ Richard Luce
                           --------------------------
                           Richard Luce
                           Secretary & Vice President of Sales & Marketing

                           By: /s/ Robert Janeczko
                           --------------------------
                           Robert Janeczko
                           Director

                           By: /s/ Don Jonas
                           --------------------------
                           Don Jonas
                           Director