Form 10KSB
period 2001-12-30
MARICULTURE SYSTEMS INC
filed 2002-04-08
CIK 1000778

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission File No.:000-31521


                            Mariculture Systems, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

         Florida                                              65-0677315
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                               Identification No.)

P.O. Box 1746
Edmonds, Washington                                             98020
-------------------------------                          -------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number: (425) 778-5975

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                 Name of each exchange
         None                                       on which registered
-----------------------------                       -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)
                               -------------------
Copies of Communications Sent to:

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

                  Yes  X                 No
                      -----                 -----

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

     Of the 11,646,958 shares of voting stock of the registrant issued and outstanding as of December 31, 2001, 4,080,290 shares were held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past sixty (60) days.

                                                      PART I

Item 1. Description of Business

         Business Development

     Mariculture Systems, Inc. (the "Company" or "Mariculture") is incorporated in the State of Florida. The Company is not presently trading on an exchange, but has applied to have its common stock quoted on the Over the Counter Bulletin Board. There can be no assurance that such application will be accepted. Its executive offices are presently located at P.O. Box 1746, Edmonds, Washington 98020. Its telephone number is (425) 778-5975 and its facsimile number is (425) 672- 8012.

     The Company is filing this Annual Report on Form 10KSB so that the public will have access to the required periodic reports on Mariculture's current status and financial condition. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act").

     The Company was incorporated in the State of Florida on July 8, 1996. On August 22, 1996, the Company entered into a share exchange agreement whereby the Company issued and exchanged 8,800,000 shares of its common stock for one hundred percent (100%) of the issued and outstanding stock of Mariculture Systems, Inc. a Washington corporation ("MSIW") (the "Share Exchange"). MSIW was incorporated on August 25, 1994 with the goal of becoming a major supplier of proprietary and non- proprietary equipment to the aquaculture industry. As a result of the Share Exchange transaction, MSIW became a wholly owned subsidiary of the Company. When MSIW entered into the Share Exchange agreement with the Company and became a wholly owned subsidiary of the Company, MSIW was administratively dissolved on September 19, 1997 with all assets and liabilities transferred to the Company.

     MSIW concentrated its initial efforts to fundraising through private placement of its common stock and on the engineering necessary to take the Company's closed containment finfish rearing technology to commercial reality via a pilot system for growing finfish. The closed containment technology is recognized by the registered brand name SARGO. The pilot project, titled SARGO1, initiated by MSIW and completed by the Company, was instrumental in providing proof of concept for closed containment aquaculture. Although several prototype systems of closed containment design have been attempted on land by other firms over the past twenty (20) years, no attempt had been made to develop a floating facility of closed containment grow-out reservoirs.

     A limited two (2) year term agreement was provided through National Marine Fisheries Service ("NMFS") to operate the pilot system in federal waters. Actual installation of the pilot was accomplished in July 1996 and operated continuously until September 1997, when a successful harvest was accomplished. The harvested fish were sold through a Seattle brokerage used by the nearby net-pen operation to take their live harvested fish to market.

     Through September 1999, further efforts in operating the pilot system were confined to water flow analysis, effecting improvements in waste removal and processing, evaluating water pumping requirements, water oxygenation methods and general support systems. The entire facility was removed from the water after the expiration of the NMFS agreement.

     Currently, there are no SARGO systems installed, sold or in operation. The Company has been operating on a very low level of borrowed operating capital and private stock placements until sales begin to bring in revenue. In June 2001, David E. Meilahn, the Company's current President, Treasurer and Chairman assigned the patent for the SARGO system to the Company in exchange for 1,000,000 shares of the Company's restricted common stock and $30,000.

     See (b) "Business of Registrant" immediately below for a description of the Company's business.

     Business of Registrant

General

     The Company was formed in July 1996 and had little or no operations until August 1996, when it acquired MSIW through the Share Exchange. MSIW was incorporated on August 25, 1994 with the goal of becoming a major supplier of proprietary and non-proprietary equipment to the aquaculture industry. MSIW concentrated its initial efforts to fund raising through private placements of its unregistered stock and on the engineering necessary to take the technology to commercial reality via a pilot system for rearing finfish. As a result of the Share Exchange, MSIW became a wholly owned subsidiary of the Company, and then administratively dissolved on September 19, 1997. Mariculture is an aquaculture technology company involved in the business of "farming" aquatic animals and plants. Its principal activity is to develop, manufacture and market proprietary systems that enable commercial fish farmers to increase productivity and profits while reducing risks to their crop and limiting environmental impact.
Ultimately,   the  Company  seeks  to  lead  the  world  in  providing  turnkey, state-of-the-art equipment solutions for productive farming of the global aquatic resources.

     The Company's independent certified public accountant has referred to the Company as a "going concern" in the Company's financial statements. Accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has a working capital deficiency and faces uncertain conditions regarding its ability to transition from a development stage company to an operating entity that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

World Wide Fishing Industry

     Management's market analysis has found that the world's oceans have been fished nearly to the limits of their sustainable yields. Through a press release by Worldwatch dated, Saturday, September 28, 1996, Lester R. Brown wrote, "Marine biologists report that all 17 oceanic fisheries are being fished at or beyond capacity. For the first time in history, the world's farmers can no longer expect any help from its fishers in expanding the world food supply." Inasmuch as worldwide environmental degradation of the oceans contributes to the decline of marine life, over-fishing is the primary cause of dwindling fish populations. The oceans are not an unlimited reservoir, and human demands are approaching the limits of oceanic fisheries to supply fish.

     Global demand for fresh seafood has steadily increased in recent years. United Nations Food and Agriculture Organization ("FAO") data shows that the disposition of world aquaculture and commercial catches to "Marketed Fresh" has increased from 25.3% in 1993 to 35.1% in 1997.

Worldwide consumption of seafood has also increased. Data published in 2000 by FAO shows consumption of seafood increasing from 27.0 pounds per capita in 1976 to 30.0 pounds per capita in 1990 and 33.5 pounds per capita in 1996. US Bureau of Census data, published in December 1998, predicts that world population will continue to grow and is anticipated to reach 6.8 billion people by 2010, an increase of 1 billion people from 1997. In order to maintain the current consumption level of 33.5 pounds per capita, management forecasts that seafood production will have to increase by 15.5 million metric tons by 2010. The same forecast predicts that seafood production will need to increase by another 15.5 million metric tons in 2025 and again in 2040. This concurs with United Nation's Medium-Term Outlook: Fish Consumption in 2010, published in The State of World Fisheries and Aquaculture 1998. "It is estimated that world demand for food fish in 2010 would be between 105 million and 110 million tonnes and available supplies about 105 million tonnes, with an additional 30 million tonnes being converted into animal feed." With 1998 fisheries and aquaculture production at 122 million tonnes, FAO forecasts an increase in demand of 13 - 18 million tonnes.

     It is widely believed that the oceans are approaching their sustainable yields, mostly due to extensive fishing by large-scale industrial operations and over-fishing. In addition to comments by Lester Brown, Worldwatch member David Roodman states in a press release dated Saturday, December 7, 1996, "Subsidies for the global fishing fleet have helped produce enough boats, hooks, and nets to catch twice the available fish, contributing to over-fishing and destruction of fisheries." From the FAO, The State of The World Fisheries and Aquaculture 2000, part one, page one, we quote: "For the two decades following 1950, world marine and inland capture fisheries production increased on average by as much as 6 percent per year, trebling from 18 million tonnes in 1950 to 56 million tonnes in 1969. During the 1970s and 1980s, the average rate of increase declined to 2 percent per year, falling to almost zero in the 1990s. This leveling off of the total catch follows the general trend of most of the world's fishing areas, which have apparently reached their maximum potential for capture fisheries production, with the majority of the stocks being fully exploited. It is therefore very unlikely that substantial increases in total catch will be obtained." K.J. Rana of FAO states, "It is widely acknowledged that fish supplies from traditional marine and inland capture fisheries are unlikely to increase substantially and that the projected shortfalls in fish supply will probably be met mainly from expansion within the aquaculture sector." "Aquaculture is one of the fastest growing food-producing sectors, providing an acceptable supplement to and substitute for wild fish and plants." Management concurs, that with the current state of fisheries, additional production of seafood will have to come mainly from aquaculture.

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

     The increase in demand for seafood has spawned new growth in the fish farming industry. As happened with other basic meats, the traditional "hunting" means of providing fish is now being replaced by a "farming" means known as aquaculture. This growth in aquaculture created many new fish culture facilities around the world, producing a wide variety of finfish species. Currently, large finfish sea farms cultivate salmon, sea bass and sea bream. Tuna, sturgeon and halibut are now being developed and farmed on a small scale.

     The animal aquaculture industry continues to be a large and growing segment of the world's seafood economy. FAO, THE STATE OF THE WORLD FISHERIES AND AQUACULTURE 2000, part one, page one, states: "In contrast (to the leveling off of the fisheries production), growth in aquaculture production has shown the opposite tendency. Starting from an insignificant total production, inland and marine aquaculture production grew by about five percent (5%) per year between 1950 and 1969 and by about eight percent (8%) per year during the 1970s and 1980s, and it has increased further to ten percent (10%) per year since 1990." Data from the Department of Commerce, National Marine Fisheries Service, ("NMFS") published in 1999, shows that aquaculture production increased two hundred forty-six percent (246%) from 1988 to 1997 (11.7 million metric tons in 1988 to 28.8 million metric tons in 1997).

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

     Nearly all open net pen cages are suspended from floating walkways or support structures that are moored near shore. Normally, pens or cages are sized either forty feet square (40 ft. sq.) or fifty feet square (50 ft. sq.) by twenty feet (20 ft.) to forty feet (40 ft.) in depth, although larger nets up to eighty feet (80 ft.) are now being introduced in some farms. Farms typically consist of twenty (20) to eighty (80) cages floating in two (2) to five (5) acres of surface water. These cage operations must be placed in high tidal water exchange locations to maintain adequate levels of dissolved oxygen and to dispose of accumulated fish and food wastes that fall through the nets to the bottom.

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

     A SARGO system consists of one (1) or more modular pods. Each pod is composed of four (4), rigid wall, floating fish reservoirs. Each pod also has a centralized service platform fitted with required pumps, feeding equipment and sensor control systems. Ideal, deep source water is pumped into the reservoirs continuously, replenishing oxygen levels for the fish and providing a water current "raceway" for the fish to school naturally. Nearly one hundred percent (100%) of the solid fish waste and other organic matter is contained and collected in the SARGO system. Once collected, the customer can pump the waste to shore where it can be processed to be used as fertilizer, or can be disposed in a land fill. The operator can also process the waste on site with an optional treatment system.

     The optional marine sanitation device oxidizes and disinfects the fish fecal waste and uneaten food by means of electrochemical reaction. A mixture of finely ground, or macerated, waste and seawater passes between electrically charged plates. The chloride salts of the seawater are decomposed by electrolysis to form hypochlorite, which kills harmful bacteria and oxidizes the organic compounds in the waste stream. A single pass between the plates kills nearly one hundred percent (100%) of resident bacteria and oxidizes approximately ninety-five percent (95%) of organic compounds. The sanitation device will process over fifty-six thousand (56,000) liters per day of concentrated waste.

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

         Advantages

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

Limitations

     The SARGO FinFarm may have a higher up-front capital cost when compared to conventional net pen farms. A net pen depends upon tidal exchange to supply oxygen and to remove wastes. As a closed containment system, the SARGO farm depends on additional controls and processes for successful operation. These controls and processes require backup systems for redundancy. The cost for the controls and processes contribute to the higher up-front costs. However, both net pen and SARGO capital costs are comparable when looking at overall farm costs. The total installed capital cost for a net pen that produces 440 metric tons of fish is similar to the cost of a SARGO farm that produces 440 metric tons of fish.

     For example: In the National Strategic Initiative Project Summaries 2000, the National Marine Aquaculture Initiative, ("NMAI"), reported to the Department of Commerce, ("DOC"), National Oceanic and Atmospheric Administration, ("NOAA"), on their development of codes of practice for environmentally responsible aquaculture. The report indicated that per their economic model for Atlantic cod, their farm study required an investment of $4.5 million for thirty-six (36) net pens divided into twelve groups or cohorts providing five thousand cubic meters (5,000 m3) of cage space at a cost of $375,000 per group. Each SARGO reservoir has a usable tank volume of two thousand five hundred cubic meters (2500 m3) and a four (4) reservoir system would have a usable volume of 10,000 cubic meters. A ten thousand cubic meter (10,000 m3) net pen facility would require two (2) of the reported study's cohorts or a total of six (6) net pens at a cost of $750,000. When considering volume only, at approximately $1,500,000 for four (4) reservoirs, the up-front capital cost for a SARGO system is initially higher.

     When looking at production output, net pens are more costly. Stocking densities have been historically greater in tank/reservoirs than net pens. Investigations by the Environmental Assessment Office presented in "Salmon Aquaculture Review," British Columbia, Canada have shown that the stocking densities of 8 to 14 kg/m3 of water volume in net pen operations are increased to over 75kg/m3 in tests using land based reservoirs and rearing Atlantic salmon. Researchers have taken the stocking densities to 120 kg/m3 and believe the ultimate limit is much higher. Management recommends that the reservoirs be stocked so as to reach a minimum of 45 - 50 kg/m3 at harvest. When looking at production capacity, the SARGO technology is capable of producing three (3) times as many fish per volume than a net pen operation of similar volume. To produce the same volume of Atlantic salmon as a four (4) reservoir SARGO farm, the net pen farmer would need eighteen (18) net pens at a total cost of $2,250,000.

     Risk of system failure. At the higher stocking densities, pump failure will cause the oxygen levels to deplete to a harmful level for the fish crop in one and half-hours. Power outages and pump damage are the two reasons for pump failure. The Sargo system is run on local power or by a stand- alone generation plant. In each case, a standby generator is connected to the system to supply power when the primary systems fail. In the event that a pump becomes damaged, the farm manager can drop an emergency oxygen diffuser directly into the affected reservoir to add up to twenty-four (24) hours of life supporting oxygen until the damaged pump is removed and replaced. The SARGO system is designed so that a damaged pump can be removed and replaced in less than one-hour.

     The system requires a labor force with a higher skill set. The farm will require at least one (1) laborer with the knowledge and ability to maintain the electrical and mechanical systems of the farm.


     The process and controls of the SARGO farm require additional power, which contribute to slightly higher utility costs.

     Both net pens and the SARGO system require installation in protected sites. The SARGO farm was developed to work effectively in harsh environments. The system has proven itself against 100+ mile winds, 6-knot currents and continuous wave action. However, waves higher than 5 feet could introduce surface contaminated water into the reservoir. The reservoir is built with an overflow port that allows excess water to flow out of the tank. The effects of the contamination are minimal, as this is the same water that flows through a net pen continuously and by the fact that the entire volume water in the reservoir is exchanged in less than one and a half-hours. To minimize the effects of wave action management recommends that the SARGO system be installed in a protected area.

Product Development

     Mariculture developed the SARGO design with over three (3) years of research into addressing the aquaculturists' needs and engineering a sustainable alternative. All major design work was done by the Mariculture staff and outside consulting engineers were used for evaluation of the subsystems and various issues associated with water based platforms. Patents are issued or pending on all proprietary system and software designs. (See "Patents, Copyrights and Trademarks").

     The Company produced and installed a fully operational demonstration unit consisting of a service platform or barge and a single grow-out reservoir at a pilot site provided by the National Marine Fisheries Service ("NMFS") in June 1996. The scope of the project at NMFS was to test and provide proof of concept for a newly designed floating aquaculture system for the marine culture of finfish. The project, a 24- month trial, was to test the economic and technical feasibility of floating, rigid wall circular reservoir systems containing
Atlantic salmon. Permission to place the test facility, with no cost to the governing agencies, at the existing NMFS site was obtained through earlier orders issued by the United States Department of Commerce, National Oceanic and Atmospheric Administration for the NMFS. There was no formal contract regarding this test site. Mariculture was allowed by the U S Department of Commerce, National Marine Fisheries Service, to utilize a portion of their existing permit, expanded for this evaluation, from the United States Corp. of Engineers.

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

     Fish, in the form of Atlantic salmon smolts from a neighboring net pen fish farm, were purchased and installed in the test unit in late September 1996. Global Aqua Farms, an independent Washington farm operation owned by a Norwegian parent, provided and sold the smolts at cost to the Company. The Company also procured at cost from Global Aqua, the feed used to rear the fish. As both the fish and the feed were obtained from the same lots, and Global Aqua agreed to share data, this allowed the net pen to be used as a control group for grow-out comparisons. The Company's association with Global Aqua was solely in the interest of economics and provided insight for Global Aqua into whether they would become a customer for the SARGO system. All information gathered from the control net pens was provided by Global Aqua and was considered by them, to be typical of the results usually obtained during grow-out of Atlantic salmon in their net pen facilities. Global Aqua was, at the time of the pilot SARGO project, the largest fish farm operator in the State of Washington.

     Due to limitations imposed by the US Army Corp. of Engineers permit to NMFS, the Company was not allowed to install the maximum number of fish that a full sized SARGO reservoir would accommodate. Thus, the overall volume of the pilot reservoir installed at the NMFS site was scaled down in size to directly simulate the operational performance and the biomass densities expected of a fully loaded, full size commercial reservoir.

     The fish crop was harvested in September 1997. No direct scientific comparison was made between SARGO raised Atlantic salmon and other farmed or wild catch Atlantic salmon. The fish were graded and sold by Global Aqua, the net pen operator used as a control group manager. When filets of farmed vs. wild Atlantic salmon were compared visually, the wild fish generally have firmer muscle mass and have less fat. The SARGO farmed salmon filets were firmer and leaner that the filets from the net pen control group. The harvest produced approximately 4,500 fish that were sold through Global Aqua's broker. The SARGO crop produced income of $36,380 after deductions for the cost of smolts and feed. Considering the cost of energy and the cost of labor, the overall cost of production for that period was determined to be approximately $0.50 per pound less than that of the conventional net pen farming techniques.

     After the harvest, the demonstration unit was kept in use to study a variety of improved waste handling and waste education schemes, energy reduction studies, water flow patterns, oxygenation methods and other operational characteristics. Upon completion of these studies and the expiration of the time limit on the NMFS agreement, the system was dismantled in September of 1999.

     The pilot study was done as a comparison to its control group (a traditional net-pen system). Net pen operations are directly affected by their surrounding environment and the resulting grow out parameters will vary from one net pen to another. The noted mortality rates are due to general losses and biological sampling during the grow-out period including predation losses. The control group was subject to extraordinary losses due to escapement and a Red tide bloom. The extraordinary losses are not used in the scientific comparison of grow-out analysis. A comparison of results are approximated in the following table:

COMPARATIVE GROW-OUT RESULTS

                                            SARGO (Mariculture)            Control Net Pen
Food Conversion Ratio
(ratio of feed to produced muscle tissue):  1.26/lb                        1.40/lb

Mortality rate:                             3.5%                           20%

Time to grow to marketable size:            10 months                      13-14 months

Cost of Production:                         $1.24/lb                       $1.65/lb

Harvest Densities:                          29.4 kg per cubic meter        15 kg per cubic meter

Sediment quality:                           no impact                      Benthic (sea floor)
                                                                           kill zones observed

Predation:                                  zero loss                      40,000 fish lost

     Net Pen and Cage farms are dependent on tidal exchange for crop survival. The open flow of water through the farm can also move undesirable conditions into the nets. Operators have to continually monitor the surrounding water for algae blooms, sea lice, predators, pollution, and disease. Once any of these conditions are encountered, crop losses can be significant. The control group suffered from one of these catastrophes. A Red tide bloom swept through the waters surrounding the test facility and control group. The bloom resulted in a $3 million loss for the control group in fish mortalities and initiated events that caused 300,000 escapes. In the same water, with the same conditions, the SARGO test facility was unaffected.

EXTRAORDINARY LOSSES

                         SARGO(Mariculture)      Control(Net Pen)
                         ------------------      ----------------

Red tide bloom:          zero mortality          $3 million loss

Escapement:              none                    300,000 Atlantic
salmon escaped


     Although the SARGO system is ready for sale, the Company is continuing its' efforts to make improvements to the system. In the area of waste collection, the company believes that it can improve upon its current collection method. By making improvements, the Company will simplify the mechanics and lower costs. This product innovation is thought to be patentable and will create another point of differentiation. To accomplish this goal, the Company has negotiated an agreement with Webster's Inc. for their services.

     Due to the results achieved to date and the fact that the SARGO system does not discharge untreated waste into the surrounding waters, several environmental groups in the United States and Canada have been in contact with the Company. The Company has engaged Websters' Inc. as a registered professional engineering firm for the purposes of performing the comprehensive development and production of a functional water driven, integrated commercial flow-through effluent handling device to capture, separate and consolidate the water borne waste originating from a SARGO fish farming system. This device is to improve upon and replace existing energy intensive technology currently being used in the SARGO System. Websters' Inc. is to provide technical support to the integration and installation of the resulting device into the current design of SARGO commercial fish rearing vessels. Websters' Inc agrees to provide approximately two hundred fifty (250) hours of service to the Company, and to accept restricted common stock of the Company in Lieu of cash payment at a rate of one hundred (100) share for every one (1) hour of services, or a pro-rata amount thereof, or, upon the approval of the Company's Board of Directors, in a cash amount of one hundred fifty dollars ($150) per hour of service. Websters' Inc. received an initial deposit in advance against the consulting agreement of one thousand
(1,000) shares of restricted common stock of the Company. Websters' Inc. received the deposit of restricted common stock in order to reserve time to develop advanced environmental waste handling concepts and to provide advice as customers request options. To date, no services have been provided and no payments or accruals have been necessary. The agreement also provides that the Company agrees to exchange for cash, at the same rate of value as at original issue, any designated part or the total of all stock issued to Websters' Inc. as a fee from the consulting agreement. The exchange for cash will only be in the event that the stock tendered to Websters' Inc. is unable to be sold in a brokered transaction after a period of one year from the date of issue of the certificate. The agreement expires December 1, 2002.

     At the higher biomass stocking densities present when the fish crop is nearing marketable size, a pump failure can cause the dissolved oxygen content in that specific reservoir to approach potentially stressful levels within one to one and one-half hours. In the event that a pump failure is not corrected within that time period, losses could begin to appear with weaker fish and ultimately could cause total loss of the crop within the affected reservoir. Power outages or damage to a pump impeller are the two (2) basic origins of interrupted water flow.

     The SARGO system is run from shore power via a submarine cable or from diesel generation equipment maintained on the service platform. In either case, there is a standby generator actuated by an automatic transfer switch to provide uninterrupted power if the primary system fails. In the event of a pump failure, the farm operator has available a manual diffuser system that can operate from bottled oxygen or, if the power source is operational, directly from the mechanical oxygen generators. The diffuser array can be dropped directly into the affected tank and will support the fish as long as oxygen is supplied to it. As a last resort, the farm operator can also transfer the fish into another reservoir. This transfer requires labor and time and is not recommended nor is it felt to be necessary. It is recommended that all operators maintain recommended spares of critical equipment. The SARGO system is designed such that a damaged pump can be replaced with a spare in less than one (1) hour.

Comparative Analysis

     The following analysis compares the costs of a net pen system and a SARGO of equal volume to produce 440 metric tons of Atlantic salmon per year. Comparative data are presented in Table 6-1 for traditional net pens and for new SARGO installations:

                                Comparative Data

Assumptions                                            Net Pen System[1]           SARGO System
Size - Pens, Reservoirs  (meters)  [2]                    15 x 15 x 7.1           18.5 Dia. X 10
Volume - Pens, Reservoirs  (m3)                              1,600                    2,500
Loading Density @ Harvest (Kg/m3)  [3]                         15                       45
Number Required @ 500 Metric Tons per Year                     18                       4
Total Installed Cost for System                         $  2,250,000.00         $  1,500,000.00
Production Cost per Pound - Smolts  [4]                 $          0.24         $          0.17
Production Cost per Pound - Feed  [5] [6]               $          0.68         $          0.57
Production Cost per Pound - Labor                       $          0.36         $          0.09
Production Cost per Pound - Other  [7]                  $          0.22         $          0.21
Total Cost per Pound                                    $          1.50         $          1.04
Cost Advantage per Pound of Fish                                    -0-         $          0.46

     The cost analysis for a net pen operation is based upon United States Department of Commerce information produced in 1992 for the Norwegian dumping analysis and from a British Columbia, Canada consultant to the industry. This information has been updated to compensate for improved husbandry and feed.

     The assumed pen size for net pen systems is based on a standard Wavemaster Ltd. design. Loading density for net pen systems is based on the latest Norwegian production data, found in Northern Aquaculture, January-February, 1994. These densities are down from earlier densities of 15 kg/m3. It is further assumed that the grow-out period will be 18 months so that fish in 2/3 of the pens and reservoirs will be harvested each year. Thus, in calculating densities, it was assumed that annual production would be 500 metric tons utilizing 2/3 of the total available net or reservoir capacity.

     Current net pen operations have fish mortality rates of 15% to 40%. Test systems using design characteristics similar to SARGO have mortality rates less than 5%.

     Current conversion ratios in net pen operations approximate 1.5 lbs. of feed per pound of fish throughout the production cycle. Current test operations in controlled feeding environments similar to SARGO produce ratios of 1.05 lbs. or less of feed per pound of fish. The above analysis uses 1.15 lbs. of feed per pound of fish.

Feed costs are based on the cost of the feed times the conversion factor.

     Production  Cost  -  Other  includes   veterinary   charges,   medications,
maintenance, utilities and other miscellaneous costs. Maintenance costs decline significantly due to higher automation in the SARGO.

     The total cost per pound revealed in the comparative data example is not identical to the calculations portrayed in the grow-out results from the pilot project. This difference is due to the use of current cost data as opposed to the cost data in effect during the period when the pilot project was in operation.

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

Marketing and Distribution

Marketing

     Management's research has found that the worldwide market for aquaculture is growing rapidly. United Nation's FAO published data shows that aquaculture production increased 246% over an eleven (11) year period from 1988 to 1997. From the World Wide Fishing Industry section, the Company showed that an additional one billion people added to world population from 1997 to 2010 would increase demand for aquaculture production by 15.5 million metric tons a year by 2010. If wild catch can be maintained at its 1997 level of 93 million metric tons, aquaculture production will supply forty percent (40%) of seafood consumption by 2010.

     To meet this demand, management expects that world aquaculture will have to increase farm operations by 31,000 - 500 metric ton farms by 2010; or 2,600 - 500 metric ton farms per year from 1998 to 2010. At an average capital cost of US $1,500,000 per 500 metric ton farm, the annual market for new aquaculture equipment is expected to be $4.4 billion. This does not include replacement of any equipment for existing farming operations. According to FAO Fisheries Department Trends in Global Aquaculture Production: 1984-1996 contribution analysis, finfish and shellfish aquaculture represented thirty percent (30%) of total aquaculture production in 1996 and is expected to continue rising. At thirty percent (30%), the annual market for finfish aquaculture equipment is expected to be $1.4 billion. Mariculture believes it needs to capture four to five percent (4-5%) of the total finfish aquaculture equipment market to meet its projections.

     Tremendous marketing opportunities continue to develop for SARGO FinFarms throughout the world as extraordinary political pressures intensify to address the need for increased food production in balance with the endangerment and extinction of various finfish species.

     A persuasive argument can be made for purchasing a SARGO considering its environmental compliance capabilities alone. However, Mariculture management believes the primary purchase motivation for its environmentally engineered systems will come from the system's ability to greatly reduce the cost of rearing fish.

     Marketing's initial objective was to build a SARGO demonstration facility at a pilot site. A Pacific Northwest commercially permitted farm location was chosen for convenience of access. This first facility was installed with the support of the National Marine Fisheries Service at their existing site with existing permits in Manchester, Washington. The size and production capabilities of the pilot farm were designed to allow for direct extrapolation of all production data.

     In 1998, the permit for the pilot facility expired and the facility was dismantled in 1999. Since 1999, the Company has not had a SARGO system in operation. The lack of a demonstration system has not diminished the industry's interest in the SARGO technology. Sales management has still been able to propose the SARGO technology to finfish farming companies in North America and Europe. A demonstration system would significantly shorten the sales cycle and it is management's goal to establish a full production site as soon as possible.

     Mariculture will market its state-of-the-art SARGO fish rearing technology based on its' superior return on investment and environmentally sensitive design versus traditional production means, and Mariculture's customer and consultative services.

Financial Model

     A comprehensive Return On Investment, (ROI) computer based sales tool will be used by the Company, allowing a potential system customer to enter various Mariculture system data inputs to determine realistic farm financial results. This model has been completed for salmon and is currently being developed for mahi-mahi and trout.

Products

     Mariculture's primary source of revenue will be through the sale of SARGO(TM)Turnkey Finfish Production Systems to fish farming organizations worldwide. Mariculture's secondary sources of revenue will come through finfish farm ownership through joint ventures, through modifications of existing farms by retrofitting SARGO reservoir technology into current net pen systems, and through consulting to the industry on farm operations and development of solutions to specific environmental and equipment needs.

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

Guarantee

     SARGO fish rearing reservoirs can be sold with a warranty against manufacturer defects in materials and workmanship. This and all other guarantees and warranties are pass through guarantees or warranties from the original manufactures of the materials and products. There will be no guarantee as to fish yields. The insurance industry is now providing the aquaculture industry with commercial crop insurance to protect against general or catastrophic crop loss. In the event that a potential purchaser requires further risk assurances, the Company will negotiate with each individual purchaser, the terms of which would be defined at each circumstance.

Global Marketing of the SARGO System

     After publicizing the Company's success in its pilot program, Mariculture hopes to leverage the expected media attention to acquire interested distribution channels. Mariculture also expects to aggressively pursue selected strategic relationships to quickly place the SARGO technology in Latin America, Asia, the Middle East and the Mediterranean while focusing the Company's direct sales effort in North America and Europe. Although there are moratoriums in the United States and Canada, there is partial lifting of the moratorium in favor of new technology that would demonstrate a positive environmental impact. The policy reason for the moratoriums is that the old technology, the net pen systems, have a negative effect on the biological balance of the waters due to the waste that is dropped onto the sea floor and excreted into the surrounding waters. The SARGO System contains the waste so that negative environmental impact is not an issue. However, the moratorium still inhibits the possibility of some new installations, but this does not impact the "retro-fitting," or the replacement of parts of existing sites. The Company therefore would not be inhibited from servicing and replacing parts of existing systems.

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

Status of Publicly Announced Products and Services

     The SARGO System is ready for purchase at any time. If an order were placed today, the Company would require two to three (2-3) months to complete the engineering evaluations plus another two (2) months to begin fabrication and installation. Installation of a basic system would normally be expected to be complete within six (6) months from date of order. A basic system will be sold as four (4) reservoirs, a service module with short term emergency power, water handling pumps and basic oxygenation controls.

     Mariculture is currently offering four (4) products and services based on the SARGO technology. The Complete Turnkey Sargo FinFarm, The SARGO Joint Venture (joint farm ownership to create demonstration farms in new markets), The SARGO Replacement Reservoirs (modifications to existing farms by replacement of net pens with SARGO reservoirs) and SARGO Consulting Services (farm operations consulting and product development). The expected sales price of a basic SARGO installation in the United States would be approximately $1,500,000. The revenue on a joint venture would be negotiated on a case-by-case basis. The average sales price for a replacement reservoir in the US is expected to be approximately $50,000. The revenue from consulting will be on a negotiated per hour basis.

     Various independent contractors who are experienced fabricators of containment vessels are expected to perform field fabrication and installation of SARGO systems. Two (2) such fabricators, Reinforced Tank Products, Inc. of Drain, Oregon and Pacific Poly-Pipe Ltd of British Columbia, Canada are anticipated to be primary suppliers for the Company in North America. Under a separate contract for each job, they would presumptively assume responsibility for the fabrication, transportation and installation of each reservoir delivered to customers and placed at their site. All costs of a delivered vessel are anticipated to be included in the purchase price to the end customer. The supplier is also expected to be responsible for the basic pass-through warranty on the vessels.

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

     Net pen or net cage systems today are not just nets with simple flotation. Rather, they are cage systems that range from offshore semi-submersible structures to robust steel platforms. These platforms can be self-contained with automated centralized feeding and processing systems. Most of our competitors provide additional products, such as work boats, mooring systems, processing equipment and feeding systems in an effort to be "a total solution" company to their customers. The leading suppliers of aquaculture net pen systems are located in Norway, Sweden, Ireland, Scotland, Canada and recently, Japan.

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

     Only one of the ten most prominent net pen suppliers, Ocean Spar Technologies of Bainbridge Island, Washington is based in the United States.
Their operation primarily focuses on providing a very large submersible tensioned netting system that may be raised and lowered as desired. Their product is used primarily for deep water and high current locations. Therefore, Mariculture's initial competition in the Pacific Northwest will be principally from foreign, primarily European, based companies. Many net pen systems are sold as turnkey operations with floats, nets, walkways and moorage included in the capital costs. All replacement components are priced and sold on an individual basis.

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

     One of the alternative competitive technologies utilized in recent years has been some unsuccessful attempts to grow salmon in floating barges. High startup costs, relatively high production costs, and low fish volume densities identified this as a noncompetitive means of rearing salmon in salt water. The bag system is another limited success product that uses a non-porous flexible membrane in place of an open net. These systems solve some of the problems but only work in the calmest of waters due to loss of shape in rough currents and difficulties associated with maintenance and mooring.

     The Aquaculture industry in general is very competitive, with several major companies involved. The Company will be competing with larger competitors in international, national, regional and local markets. In addition, the Company may encounter substantial competition from new market entrants. Many of the Company's competitors have significantly greater name recognition and have greater marketing, financial and other resources than the Company. There can be no assurance that the Company will be able to compete effectively against such competitors in the future.

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

Dependence on one or few customers

     Presently, the Company has no customers. The Company will rely heavily on its quality of technology, products and services, in providing its customers with turnkey service, and being a full service provider to the aquaculture customers. Should Mariculture obtain customers in the future, it is likely to depend heavily on their business, as it is likely to represent all or significantly all of the Company's source of income. If the Company is unable to attain this customer base, this may have a material adverse effect on the Company.

Patents, Copyrights and Trademarks

     To date, Mr. Meilahn has registered one (1) patent. Mr. Meilahn is the originator of the SARGOTM concept and has been awarded United States Patent # 5,762,024 titled "Aquaculture System." He assigned the patent to the Company in June 2001.

     The Company intends to protect its original intellectual property with patents, copyrights and/or trademarks as appropriate.

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

     In June 2001, David E. Meilahn, the Company's current President, Treasurer and Chairman sold the patent for the SARGO system to the Company in exchange for 1,000,000 shares of the Company's restricted common stock and $30,000. For such offering the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated thereunder ("Rule 506") and Section 460-44A-506 of the Washington Code. See Part I, Item 1. "Description of Business - (b) Business of Registrant - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

State and Local Licensing Requirements

     The regulations in the United States that impact SARGO are those licensing provisions mandated by virtually all jurisdictions where fish farms are placed in North America. These licensing requirements pose no hindrance to the Company, as it is the sole responsibility of the owner or operator of the system to obtain the necessary permits. It is the customer's responsibility to show the Company proof of permitting prior to installation of any equipment. This proof may be in the form of copies of permits, correspondence or other official documents granting the permit to the owner or operator at a specific site. The need for such proof is to protect the Company from any undue delays or additional costs involved in the startup or completion of an installation. In most instances, the owner or operator will already have permits available that allow increasing the production capacity of an existing permitted farm site.

Effect of Probable Governmental Regulation on the Business

     The Company does not expect that any law presently in place or proposed will negatively impact the sale or operation of SARGO Sytems. Regulations vary from one location or jurisdiction to another, thus the Company cannot measure the affect until an actual application for a permit for a particular site is made. If the customer is unable to obtain a permit for a particular site, they can apply in another jurisdiction. If the customer is unable to obtain a permit in any jurisdiction, then it would impact the Company's sales of such systems.

     Most regulations of fish farms address the issue of discharge of uneaten food and expelled solid fecal waste into the surrounding waters of the farm and thus endangering marine life on the seafloor. The Company's SARGO system does not expel food or waste into the surrounding waters as it is a contained system, and thus eliminates the claim of endangering marine life on the seafloor. Therefore these controls do not affect the SARGO system. At this time, the Company knows of no other fish rearing systems that have this capacity.

Cost of Research and Development

     At the current time, the costs associated with research and development are bourne primarily by equity investors and secondarily from additional debt financing. The costs associated with research and development are currently not bourne directly by the customer, however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

     New technologies for raising finfish and shellfish will be sought, so that the Company may expand its line to meet the demand for high value species. Constant research and improvements will attempt to keep the productivity above any other competitor entering the market. The Company is developing additional engineering improvements especially in the waste collection and treatment functions of the system. The Company is improving the performance, reducing the cost of manufacturing and ultimately expects to take at least 15% out of the overall cost.

     Mariculture  will also pursue various  government-sponsored  technology and
research   grants  targeted  at  programs  for   environmental   mitigation  and
aquaculture or fisheries enhancement.

Cost and Effects of Compliance with Environmental Laws

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

Employees and Consultants

     At December 31, 2001, the Company employed five (5) persons, two (2) full time, two (2) part time and one (1) consultant. Only one (1) of the employees is paid by the Company. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed.

     In January 2001, the Company issued 1,000 shares of its restricted common stock to George Webster for professional engineering services rendered. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In January 2001, the Company issued 31,167 shares to Richard Luce as compensation in lieu of salary for services rendered to the Company through year 2000. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, and Section 460-44A-506 of the Washington Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In April and May 2001, the Board of Directors authorized the issuance of 200 shares each to David E. Meilahn, Don N. Jonas and Robert J. Janeczko for their service to the Company during the fourth fiscal quarter 2000 and the first fiscal quarter 2001. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 4[5/4]S of the Illinois Code and Section 460-44A- 506 of the Washington Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In June 2001, David E. Meilahn, the Company's current President, Treasurer and Chairman sold the patent for the SARGO system to the Company in exchange for 1,000,000 shares of the Company's restricted common stock and $30,000. For such offering the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In June 2001, the Company's Board of Directors approved issuance of 26,069 shares of its common stock to David Meilahn, the Company's current President, Treasurer and Chairman as payment for $21,064.34 in expenses plus $5,004.46 in interest. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In June 2001, the Company's Board of Directors approved issuance of 8,675 shares of its common stock to three (3) persons, as payment for $8,373.31 in expenses plus $301.69 in interest incurred by Richard Luce, the Company's current Secretary and Vice-President of Sales and Marketing. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 517.061(11) of the Florida Code, Section 460-44A-506 of the Washington Code and Section 551.23(19) of the Wisconsin Code. See Part III, Item 10. "Executive Compensation
- Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     From July 2001, through the date of this report, the Company has raised a total of $33,250 from the sale of one (1) year convertible notes bearing ten percent (10%). The notes are automatically convertible into shares of the Company's restricted common stock at a price of $0.50 per share. Robert J. Janeczko, a current Director of the Company purchased a total of $1,000 of such securities. Richard J. Luce, the Company's current Vice-President of Sales and Marketing and Secretary, received $60,000 of such securities in lieu of $60,000 compensation. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 5102.1 of the California Code, Section 10-5-9(13) of the Georgia Code, Section 4[5/4]S of the Illinois Code, Section 460-44A-506 of the Washington Code and Section 551.23(19) of the Wisconsin Code. See Part I, Item
6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of two thousand five hundred dollars ($2,500) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part I,
Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of two thousand five hundred dollars ($2,500) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part I,
Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of four thousand dollars ($4,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act,

Rule 506 and Section 460-44A-506 of the Washington Code. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Financial Condition, Liquidity and Capital Resources"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 2002, the Company issued 93,600 shares of its restricted common stock, previously granted in December 2001, to Richard J. Luce, the Company's current Vice-President of Sales & Marketing and Secretary of the Company. The shares were issued as compensation for his services to the Company. They are in addition to his salary, which to date is unpaid, but for which the Company accrues. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In January 2002, the Company issued 300 shares of its restricted common stock each to Robert J. Janeczko, Richard J. Luce, Don N. Jonas and David E. Meilahn for service on the Company's Board of Directors. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 4[5/4]S of the Illinois Code and Section 460-44A-506 of the Washington Code. See Part III, Item
10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item
11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In February 2002, the Company issued 19,570 shares of its restricted common stock to Charles A. Gaudio and Mary Ann Gaudio JTWROS, previously granted in
January 2002, for consulting services performed by Creative Solutions & Strategies, Inc. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida Code. See Part III, Item
12. "Certain Relationships and Related Transactions".

Item 2. Description of Property

     The Company is located at P.O. Box 1746, Edmonds, Washington 98020. Its telephone number is (425) 778-5975 and its facsimile number is (425) 672-8012.

     The Company owns no real property and its personal property consists of furniture, fixtures and equipment, with an original cost of $43,690 on December 1, 1996.

Item 3. Legal Proceedings

     No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 2001 fiscal year ended December 31, 2001, covered by this report.

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

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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

     As of December 31, 2001, the Company had 11,646,958 shares of its common stock issued and outstanding, 10,252,262 of which were restricted Rule 144 shares, 1,376,556 of which were free- trading and 18,140 of which were control stock. Of the Rule 144 shares, 7,164,515 shares have been held by affiliates of the Company for more than one (1) year.

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

     The Company was in the development stage until August 1996 when the Share Exchange took place between MSIW and the Company and is still emerging from that stage. The Company has only recently begun marketing the SARGO system and has not yet sold any units. From the date of the Share Exchange in August 1996 through December 31, 2000, the Company generated no revenues. Since the date of the Share Exchange through December 31, 2001, the Company has generated cumulative losses of approximately $1,568,091. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

     On December 21, 1997 the Company entered into a license agreement with the Company's president for the use of his patent covering the "aquaculture system" technology the Company is currently marketing under SARGO. This agreement stated that the Company would pay a non- refundable up-front payment of $200,000 on the date of the agreement and then a royalty of three percent (3%) of gross sales on systems sold by the Company. This agreement was rescinded on December 21, 2000. As the Company did not record the grant of the original license, no adjustment was made upon its recission. Subsequent to December 31, 2000, the Company entered into a negotiation of a new patent agreement.

     On June 6, 2001, the Company negotiated a purchase of the patent for the "aquaculture system" currently marketed under SARGO from its president and majority shareholder. Under the terms of the new agreement, the patent was sold to the Company in exchange for 1,000,000 shares of the Company's voting common stock and $30,000 payable in cash. Due to related party nature of the transaction, the Company recorded the patent at the transferor's cost of $30,000 with a corresponding payable of $30,000 and recognized the issuance of shares as a transfer of par value with additional paid in capital into common stock subscribed. The shares were included in earnings per share computations for the six (6) months ended June 30, 2001 and from inception through June 30, 2001 (presented in the Form 10QSB filed by the Company on August 14, 2001) as of June 30, 2001.

     The Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues are generated and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations - For the Year Ended December 31, 2000 and December 31,
2001

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

Operating Expenses

General and Administrative

     These expenses consist primarily of the general and administrative expenses for salaries, contract labor and other expenses for management and finance and accounting, legal and other professional services including ongoing expenses as a publicly owned Company related to legal, accounting and other administrative services and expenses. Since inception, the Company has incurred approximately $852,067 on general and administrative expenses. For the years ended December 31, 2001 and 2000, general and administrative expenses were $352,687 and $158,429 respectively. The increase in expenses is primarily related to an increase in legal, salary and audit/accounting expenses. The Company expects continuously increasing general and administrative expenses as it continues to expand its operations.

Assets and Liabilities

     Assets were $63,231 as of December 31, 2000, and $81,691 for the year ended December 31, 2001. As of December 31, 2001, assets consisted primarily of test facility equipment, at salvage value, with a value of $46,950. Liabilities were $498,883 and $711,157 as of December 31, 2000 and December 31, 2001
respectively. As of December 31, 2001, liabilities consisted primarily of accounts payable-trade in the amount of $313,200.

Stockholders' Deficit

     Stockholders' deficit was ($435,652) as of December 31, 2000 and ($629,466) as of December 31, 2001.

Financial Condition, Liquidity and Capital Resources

     At December 31, 2000 the Company had cash of $7,232 as compared to $5,908 as of December 31, 2001.

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

     From July 2001, through the date of this report, the Company has raised a total of $33,250 from the sale of one (1) year convertible notes bearing ten percent (10%). The notes are automatically convertible into shares of the Company's restricted common stock at a price of $0.50 per share. Robert J. Janeczko, a current Director of the Company purchased a total of $1,000 of such securities. Richard J. Luce, the Company's current Vice-President of Sales and Marketing and Secretary, received $60,000 of such securities in lieu of $60,000 compensation. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 5102.1 of the California Code, Section 10-5-9(13) of the Georgia Code, Section 4[5/4]S of the Illinois Code, Section 460-44A-506 of the Washington Code and Section 551.23(19) of the Wisconsin Code. See Part III, Item
10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item
11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of two thousand five hundred dollars ($2,500) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III,
Item 10.

"Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In September 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of two thousand five hundred dollars ($2,500) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of four thousand dollars ($4,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and
Section 460-44A-506 of the Washington Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

                                 C O N T E N T S



                                                                        Page


Report of Independent Certified Public Accountants                        F-3


FINANCIAL STATEMENTS

         Balance SheetS                                                   F-4

         STATEMENTS OF OPERATIONS                                         F-5

         STATEMENT OF STOCKHOLDERS' DEFICIT                               F-6

         STATEMENTS OF CASH FLOWS                                         F-7

         NOTES TO FINANCIAL STATEMENTS                                    F-8

Accountants and                                        GRANT THORNTON [Logo]
Management Consultants
Grant Thornton, LLP
The US Member Firm of
Grant Thornton International



               Report of Independent Certified Public Accountants



Board of Directors
MariCulture Systems, Inc.

We have audited the accompanying balance sheets of MariCulture Systems, Inc. (the Company), a development stage company, as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of MariCulture Systems, Inc., including cumulative results of operations, statement of stockholders' deficit and cash flows from inception (August 25, 1994) through December 31, 1999, were audited by other auditors whose report dated May 10, 2000, expressed an unqualified opinion with an explanatory paragraph addressing a substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MariCulture Systems, Inc., as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $1,568,091, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Seattle, Washington
January 18, 2002, except for note M as to which the date is February 22, 2002.



Suite 1500
701 Pike Street
Seattle, WA 98101-2310
Tel: 206 623-1121
Fax: 206 623-9247

                            MariCulture Systems, Inc.
                          (A development stage company)

                                 BALANCE SHEETS

                                  December 31,



               ASSETS

                                                                          2001                 2000
                                                                     ---------------      ---------------
CURRENT ASSETS
    Cash                                                             $      5,908         $      7,232
    Receivable                                                                 -                   570
                                                                     ---------------      ---------------

              Total current assets                                          5,908                7,802

TEST FACILITY EQUIPMENT, at salvage value                                  46,950               55,429

PATENTS, net of accumulated amortization of $1,167 and $0                  28,833                   -
                                                                     ---------------      ---------------

              Total assets                                           $     81,691         $     63,231
                                                                     ===============      ===============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Notes payable - related party                                    $    111,296         $     97,296
    Notes payable - other                                                  10,000               10,000
    Convertible debt, net of unamortized discount of $5,250                    -                    -
    Accounts payable - trade                                              313,200              252,316
    Accounts payable - related party                                       37,793               23,695
    Payables to stockholders                                               17,500               17,500
    Accrued liabilities                                                   132,741               34,267
    Accrued interest                                                       88,627               63,809
                                                                     ---------------      -----------------

              Total current liabilities                                   711,157              498,883
                                                                     ---------------      -----------------

COMMITMENTS                                                                    -                    -

STOCKHOLDERS' DEFICIT
    Preferred stock, par value $.001; 1,000,000 shares authorized;
       no shares issued or outstanding                                         -                    -
    Common stock, par value $.001; 20,000,000 shares authorized            11,396               10,314
    Common stock subscribed                                                94,800                   -
    Additional paid-in capital                                            832,429              746,450
    Accumulated development stage deficit                              (1,568,091)          (1,192,416)
                                                                     ---------------      -----------------

              Total stockholders' deficit                                (629,466)            (435,652)
                                                                     ---------------      -----------------

              Total liabilities and stockholders' deficit            $     81,691         $     63,231
                                                                     ===============      =================





The accompanying notes are an integral part of these statements.

                            MariCulture Systems, Inc.
                          (A development stage company)

                            STATEMENTS OF OPERATIONS



                                                                                           Cumulative results
                                                    Year ended December 31,                   of operations
                                             --------------------------------------          since inception
                                                  2001                   2000               (August 25, 1994)
                                             ----------------      ----------------      -----------------------
Operating Expenses
    General and administrative                $   352,687           $   158,429           $          852,067
    Research and development                           -                     -                       629,289
                                             ----------------      ----------------      -----------------------

        Total operating expenses                  352,687               158,429                    1,481,356
                                             ----------------      ----------------      -----------------------

Net loss from operations                         (352,687)             (158,429)                  (1,481,356)

OTHER EXPENSES (INCOME)
    Interest                                       30,124                16,809                      101,071
    Other                                          (7,136)                   (9)                     (14,336)
                                             ----------------      ----------------      -----------------------
                                                   22,988                16,800                       86,735
                                             ----------------      ----------------      -----------------------

NET LOSS                                      $  (375,675)          $  (175,229)          $       (1,568,091)
                                             ================      ================      =======================

LOSS PER COMMON SHARE -
    BASIC AND DILUTED                        $     (0.03)          $     (0.02)          $             (0.18)
                                             ================      ================      =======================






The accompanying notes are an integral part of these statements.

                            MariCulture Systems, Inc.
                          (A development stage company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                    Since inception through December 31, 2001

                                                                                                Accumulated
                                     Common stock           Subscribed stock       Additional   development
                                 ----------------------  ------------------------   paid-in       stage
                                  Shares       Amount     Shares        Amount      capital      deficit         Total
                                 ---------    ---------  ----------    ----------  ----------   -----------    -----------
Sale of common stock in 1995     1,640,000    $ 1,640          -       $    -      $431,321     $              $432,961

Issuance of common stock to      8,213,080      8,212          -            -        (8,212)
    founders in 1995

Sale of common stock in 1996       130,000        130          -            -        32,370                      32,500

Issuance of common stock to      1,200,000      1,200          -            -        (1,200)
    founders in 1996

Issuance of common stock for        10,766         11          -            -         3,074                       3,085
    services in 1996

Share exchange agreement of    (10,075,354)   (10,075)         -            -        10,075
    MSIW in August 1996

Share exchange agreement of      8,800,000      8,800          -            -        (8,800)
    MSIW in August 1996

Sale of common stock in 1997       186,978        187          -            -       145,741                     145,928

Issuance of common stock for       126,747        127          -            -        68,933                      69,060
    services in 1997

Issuance of common stock for        20,600         21          -            -        20,579            -         20,600
    services in 1998

Sale of common stock in 1999        32,000         32          -            -        31,968            -         32,000

Net loss since inception                                       -            -                   (1,017,187)    (1,017,187)
    through December 31, 1999
                                 ---------    ---------  ----------    ----------  ----------   -----------    -----------
Balance at December 31, 1999    10,284,817     10,285          -            -       725,849     (1,017,187)    (281,053)

Issuance of 17,400 common
    stock shares for services       17,400         17          -            -         8,683            -          8,700
    in January 2000

Issuance of 11,930 common
    stock shares for services       11,930         12          -            -        11,918            -         11,930
    in February 2000

Issuance of shares into escrow     250,000          -          -            -            -             -             -
    in March 2000

Net loss for the year ended             -           -          -            -            -        (175,229)    (175,229)
    December 31, 2000
                                 ---------    ---------  ----------    ----------  ----------   -----------    -----------
Balance at December 31, 2000    10,564,147     10,314          -            -       746,450     (1,192,416)    (435,652)

Issuance of shares for
    services in January 2001        31,467         31          -            -        31,436            -         31,467
    at $1.00 per share

Issuance of shares in March
    2001 in connection with a        9,000          9          -            -         8,991            -          9,000
    sale at $1 per share

Issuance of shares in April
    2001 for services
    performed during the year          300         -           -            -           300            -            300
    ended December 31, 2000,
    at $1.00 per share

Issuance of shares for
    services in May 2001 at            300         -           -            -           300            -            300
    $1.00 per share

Issuance of shares in June
    2001 in lieu of expense
    reimbursement and related       34,744         36          -            -        34,708            -         34,744
    accrued interest at $1.00
    per share

Issuance of shares in June
    2001 in connection with      1,000,000      1,000          -            -        (1,000)           -             -
    acquisition of a patent

Issuance of shares in November
    2001 in connection with a        6,000          6          -            -         5,994            -          6,000
    sale at $1 per share

Common stock shares granted
    for services                        -           -       94,800       94,800           -             -         94,800
    in December 2001 at $1.00
    per share

Allocation of debenture
    proceeds to beneficial              -           -           -            -         5,250            -          5,250
    conversion feature

Net loss for the year ended             -           -           -            -            -       (375,675)     (375,675)
    December 31, 2001
                                 ---------    ---------  ----------    ----------  ----------   -----------    -----------
Balance at December 31, 2001    11,645,958    $11,396       94,800     $94,800     $832,429    $(1,568,091)    $(629,466)
                                 =========    =========  ==========    ==========  ==========   ===========    ===========


The accompanying notes are an integral part of this statement.

                                                MariCulture Systems, Inc.
                                              (A development stage company)

                                                STATEMENTS OF CASH FLOWS


                                                                                                      Cumulative results
                                                                        Year ended December 31,          of operations
                                                                   ----------------------------------   since inception
                                                                         2001             2000         (August 25, 1994)
                                                                   ---------------------------------- --------------------
Increase (Decrease) in Cash

Cash flows from operating activities
   Net loss                                                         $ (375,675)       $ (175,229)     $  (1,568,091)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
           Amortization                                                  1,167                 -              1,167
           Depreciation and write down of test facility                  8,479                 -            450,371
           Issuance of common stock for services                        95,100            20,630            208,475
           Issuance of common stock in lieu of expense
           reimbursement                                                34,744                 -             34,744
           Changes in assets and liabilities
               Receivable                                                  570              (570)                 -
               Payables to stockholders                                      -            (8,700)            (8,700)
               Accounts payable and accrued liabilities                200,041           150,197            570,111
                                                                  --------------  ------------------ ------------------

                 Net cash used in operating activities                 (35,574)          (13,672)          (311,923)

Cash flows from investing activities
   Purchase of test facility components                                      -                 -           (497,321)
                                                                  --------------  ------------------ ------------------

                 Net cash used in investing activities                       -                 -           (497,321)

Cash flows from financing activities
   Proceeds from notes payable and convertible debt                     19,250            18,531            130,563
   Proceeds from sale of common stock                                   15,000                 -            658,389
   Proceeds from unissued shares                                             -                 -             26,200
                                                                  --------------  ------------------ ------------------

                 Net cash provided by financing activities              34,250            18,531            815,152
                                                                  --------------  ------------------ ------------------


Net increase (decrease) in cash                                         (1,324)            4,859              5,908

Cash at beginning of period                                              7,232             2,373                  -
                                                                  --------------  ------------------ ------------------

Cash at end of period                                               $    5,908      $      7,232       $      5,908
                                                                  ==============  ================== ==================

Noncash
activities
   Unissued shares payable exchanged for common stock               $        -      $      8,700       $     38,700
                                                                  ==============  ================== ==================
   Acquisition of patent in exchange for a liability                $    30,000     $          -       $     30,000
                                                                  ==============  ================== ==================
   Common shares issued to satisfy liabilities                      $    31,467     $          -       $     31,467
                                                                  ==============  ================== ==================
   Allocation of proceeds of convertible debt
       To beneficial conversion feature                             $     5,250     $          -       $      5,250
                                                                  ==============  ================== ==================


The accompanying notes are an integral part of these statements.

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE A - SUMMARY OF ACCOUNTING POLICIES

MariCulture Systems, Inc. (the Company), a Florida Corporation (incorporated on July 8, 1996), was organized to develop and market products based on proprietary aquaculture technology (SARGO(TM)). On August 22, 1996, the Company entered into a share exchange agreement with the stockholders of MariCulture Systems, Inc.
(MSIW), a Washington corporation (incorporated on August 25, 1994), for the exchange of 100% of MSIW stock for shares in the Company. MSIW became a wholly-owned subsidiary, which was administratively dissolved on September 19, 1997. Cumulative results are reported since the inception date of MSIW.

The Company completed research in regards to its proprietary technology during 1999 and is developing its marketing plans. The Company filed a Form 10-SB with the Securities and Exchange Commission (SEC) on September 13, 2000, and became a reporting company in December 2001.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.       Research and Development

Research and development costs are expensed as incurred.

2.       Test Facility Equipment

Test facility equipment consists of a non operating test facility and is stated at the net salvage value with no depreciation taken for financial statement purposes. Management believes the carrying amount of the asset will be recovered through a future sale of the equipment.

3.       Intangible Assets

Intangible assets consist of the SARGO patent. The patent is being amortized over a fifteen-year period, its estimated economic useful life, using the straight-line method.

4.       Fair Value of Financial Instruments

The carrying amounts of cash, receivable, accounts payable accrued expenses and notes payable approximate fair value because of the short-term maturities of these items. The carrying amounts of current obligations approximate the fair market value due to either the short-term maturity of the obligation or the interest rate changes with market interest rates.

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

5.       Loss Per Share

Basic loss per share is based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 11,119,591, 10,521,486 and 8,954,132 for the years ended December 31, 2001 and 2000, and from inception through December 31, 2001. Diluted loss per share is not presented because of the anti-dilutive effect of potentially issuable common stock. At December 31, 2001 and 2000, the Company had 100,000 shares of potentially issuable common stock.

6.       Stock-Based Compensation

The Company accounts for its stock-based compensation plan in accordance with Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, for disclosure purposes. The Company accounts for its stock-based compensation issued to non-employees in accordance with paragraphs 8-10 of SFAS No. 123 and Emerging Issue Task Force (EITF) 96-18; thus, valuing equity securities issued to non-employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

7.       New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after September 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have an impact on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The adoption of SFAS 142 did not have an impact on the Company's financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for Segments of a Business to Be Disposed Of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the initial application of the SFAS 144 on its financial statements.

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

8.       Use of Estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE B - MANAGEMENT PLANS

The Company is a development stage company as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establishing a new business in the aquaculture industry and its planned operations have not commenced and, accordingly, no operating revenues have been derived to date. The Company has incurred recurring losses from operations and has a total accumulated development stage deficit of $1,568,091 at December 31, 2001. The development of the Company's technology and products will continue to require a commitment of substantial funds.

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

The Company is working with Canadian governmental agencies and aquaculturists to establish a demonstration site for its SARGO(TM) technology. This demonstration site will be a fully operating farm for organic salmon with agreements permitting use by the Company's sales, marketing, and research and engineering departments. The tentative site location is on the West Coast of Quadra Island, British Columbia. The Company expects that this site will be operational in 2002. Several inquiries have been received to provide modified SARGO(TM) reservoirs to directly replace nets in existing net pen farms. Successful adaptation of the Company technology could lead to new product lines and revenue streams. All farm sales are predicated on receipt of an up-front deposit and progress payments as a project advances through the engineering, fabrication, and installation stages.

The Company continues to obtain financing through sales of unregistered restricted stock. Additional financing is expected to be obtained through the sale of registered securities after obtaining listing on the OTC Bulletin Board.

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE C - PATENTS AND LICENSES

On June 6, 2001, the Company negotiated a purchase of a patent for the "Aquaculture System" currently marketed under SARGO(TM) from its president and majority shareholder. Under the terms of the agreement, the patent was sold to the Company in exchange for 1,000,000 shares of the Company's voting common stock and $30,000 payable in cash. Due to the related party nature of this transaction, the patent was recorded at transferor's cost of $30,000. At December 31, 2001, $30,000 remained unpaid and were included in accounts payable to related parties.


NOTE D - NOTE PAYABLE

At December 31, 2001 and 2000, the Company had $10,000 unpaid principal balance on a note payable to a third party. The note accrues 500 shares of common stock a month in lieu of interest. As of December 31, 2001 and 2000, the Company had accrued 29,500 and 23,500 shares, respectively, and recorded accrued interest of $29,500 and $23,500, respectively. The note is currently in default due to a failure to make required payments at the note's original maturity (August 31, 1997), and is now due on demand. The Company is liable for legal expenses of the lender, if legal action is pursued.


NOTE E - CONVERTIBLE DEBT

In December 2001, the Company borrowed $5,250 through an issuance of two convertible notes payable. The notes bear a 10% interest rate and convert to common stock at $0.50 per share. The notes mature a year from the date of borrowing. The Company recognized $5,250 as a beneficial conversion feature due to the conversion ratio being below the underlying stock's fair value. The resulting debt discount will be amortized using the effective conversion rate over one year. No amortization was taken for the year ended December 31, 2001. As of December 31, 2001, the balance of convertible debentures net of unamortized discount was $0.


NOTE F - STOCKHOLDERS' LOANS AND RELATED PARTY PAYABLES

During the year ended December 31, 2001, the Company borrowed an additional $14,000 from the president's spouse. The notes outstanding at December 31, 2001 and 2000 bore 10% - 12% interest rates. Three of the notes to the former employee stipulated repayment dates, which the Company is presently in default on. Per the note agreements, the Company is liable for legal expenses of the debt holder should she pursue legal action to collect on the notes. In addition, two of the notes contain a clause where the Company is required to make payments of up to 15% of the proceeds to be received from financings or sales activities. Currently, all notes are due on demand. Outstanding principal balance totaled $111,296 and $97,296, and accrued interest on these notes totaled $56,208 and $40,309 as of December 31, 2001 and 2000, respectively.

The Company has related party payables totaling $37,793 and $23,695 as of December 31, 2001 and 2000, respectively. These amounts represent expenses incurred by stockholders and employees to be reimbursed by the Company.

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE G - PAYABLES TO STOCKHOLDERS

The Company received funds in 1995 through 1999 from stockholders for the purchase of common stock of the Company. These funds were deposited by the Company, but no stock had been issued to the stockholders. The Company has made attempts to locate these stockholders and issue stock to them for their investment. Until the stockholders are located these funds are recorded as payables to stockholders. As of December 31, 2001 and 2000, the Company had payables to stockholders for $17,500.


NOTE H - SHARES IN ESCROW

The Company entered into a verbal agreement with corporate counsel to issue 250,000 shares of restricted common stock into escrow for legal services. Once these shares become freely trading, the attorneys will sell the stock and apply all proceeds against outstanding payables for services performed. As of December 31, 2001 and 2000, the outstanding payables to the attorneys were approximately $134,500 and $80,000, respectively. Shares issued in escrow were included in loss per share computations for the years ended December 31, 2001 and 2000, and since inception through the year ended December 31, 2001, as of the date of their issuance.


NOTE I - INCOME TAXES

The Company records income taxes using the asset and liability method of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. At December 31, 2000, an operating loss carryforward of approximately $1,336,000 expiring from 2009 to 2020 is available to offset future taxable income. For financial reporting purposes, a valuation allowance of $590,000 has been recorded to offset the deferred tax asset related to those carryforwards and other net deferred tax assets. This represents an increase of approximately $127,000 from the allowance recorded at December 31, 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows at December 31:

                                                              2001                   2000
                                                         ----------------       ----------------
Deferred tax assets:
    Net operating loss carryforward                      $     454,000          $     361,200
    Amortization and depreciation                                5,000                  5,400
    Accrued salaries                                            38,000                 11,700
    Accrued interest payable                                    30,000                 21,700
    Research and experimentation credit carryforward            63,000                 62,900
    Valuation allowance                                       (590,000)              (462,900)
                                                         ----------------       ----------------
                                                         $          -           $          -
                                                         ================       ================

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE I - INCOME TAXES - Continued

The income tax benefit reconciled to the tax computed at the statutory federal rate were as follows for the year ended December 31:

                                                  2001                     2000
                                            ------------------       ------------------
Tax benefit at statutory rate               $     (127,100)          $      (59,600)
Miscellaneous non-deductible items                      -                       100
Valuation allowance                                127,100                   59,500
                                            ------------------       ------------------
                                            $           -            $           -
                                            ==================       ==================

Internal Revenue Code Section 382 place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.


NOTE J - COMMITMENTS

1.   Employment Agreements

On September 1, 2000, the Company entered into a four-year employment agreement with an employee expiring in December 2004. The agreement has specified annual compensation levels ranging from $93,000 to $115,000 and includes a noncompetition clause.

2.   Board Member Compensation

On March 10, 2000, the Company granted compensation of 100 shares of common stock to each member of the Board of Directors for each quarter of service starting with the third quarter of the year ended December 31, 2000. The Company granted shares for all four quarters of 2001 and for the third and fourth quarters of 2000.

3.   Shares Issued for Future Services

In January 2001, the Company issued 1,000 shares of its common stock in lieu of prepayment for future engineering services. No services have been performed through December 31, 2001. These shares were excluded from the Statement of Stockholders' Deficit and computations of loss per share for the year ended December 31, 2001 and for the period since inception through December 31, 2001.

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE K - STOCK OPTIONS

The Company has not established a formal Stock Option Plan. However, 100,000 options to purchase common stock of the Company were granted to an employee on September 1, 2000. These options vest ratably over four years have an exercise price of $4.00 a share and a term of seven years.

The following is a summary of stock option information:

                                                            Year ended               Year ended
                                                         December 31, 2001        December 31, 2000
                                                       ----------------------   ----------------------
Outstanding at beginning of year                                    100,000                       -
Granted at $4.00 per share                                               -                   100,000
Exercised                                                                -                        -
Forfeited or canceled                                                    -                        -
Expired                                                                  -                        -
                                                       ----------------------   ----------------------
Outstanding at the end of the year                                  100,000                  100,000
                                                       ======================   ======================

Weighted-average options exercise price per share      $              4.00      $              4.00
Weighted-average fair value of stock options issued    $                 -      $              0.02
Options exercisable                                                  25,000                       -

The Company accounts for its stock-based compensation plan in accordance with Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes. In accordance with the disclosure requirements of SFAS No. 123, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, dividend yield of 0% and volatility of 25%, and expected life of seven years. Pro forma effect of options earned through December 31, 2001 and 2000, was approximately $667 and $230, respectively.

                            MariCulture Systems, Inc.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE L - NON CASH EQUITY TRANSACTIONS

On January 2, 2001, the Company issued 31,167 shares of its common stock to an officer of the Company is lieu of unpaid compensation. The shares were valued based on the amount of compensation due of $31,167.

In June 2001, the Company issued 26,069 and 8,675 shares, respectively, of its common stock to its president and to its vice president. The shares were issued in lieu of expense reimbursements (including interest accumulated on the outstanding balances) for expenses incurred during the year ended December 31, 2001. The shares were valued based on the amounts due, resulting in total expense of $34,744.

During the years ended December 31, 2001 and 2000, the Company issued 1,500 and 1,200 shares, respectively, of its common stock, in lieu of compensation for Board member's services. In connection with these grants, the Company recognized additional expenses of $1,500 and $1,200, respectively, for the years ended December 31, 2001 and 2000.

On January 20, 2000, the Company issued 17,400 shares of its voting common stock to a spouse of its president in consideration for bookkeeping services performed during the years ended December 31, 1995 through 1998. Based on the original agreement reached between the Company and the contractor, two shares of the Company's voting common stock were to be issued for each dollar billed. The Company inadvertently omitted recording this liability until the shares were issued. Due to immaterial effect on the opening accumulated deficit, all associated expenses were recorded during the year ended December 31, 2000. In accordance with guidance of SFAS 123, the transaction was recorded based on the value of securities granted (which was deemed to be more reliably measurable), using the estimated fair value during the period ended December 31, 1998, of $.50 per share, resulting in total expenses of $8,700.

On February 29, 2000, the Company issued 11,930 shares of its voting common stock to a contractor in consideration for excavation services performed. In accordance with guidance of SFAS 123, the associated expenses were measured based on the value of the shares issued (which was deemed to be more reliably measurable) and resulted in total expenses of $11,930.


NOTE M - SUBSEQUENT EVENTS

In January 2002, the Company executed seven convertible notes totaling $25,500. The notes convert into common stock at $0.50 per share at any time though their conversion date, which is a year from the origination date.

On January 15, 2002, the Company committed to issue 19,570 shares of its common stock for future consulting services. The amount of shares to be issued was determined as 0.167% of total shares outstanding on January 7, 2002. The shares were issued February 22, 2002.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                     Age       Position(s) with Company
----------------         ----      ------------------------------
David Meilahn            62        President, Treasurer, Chairman

Richard Luce             42        Vice President, Sales & Marketing & Secretary

Robert Janeczko          61        Director

Don Jonas                60        Director

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

Family Relationships

         None.

Business Experience

     David E. Meilahn, age 62, currently serves as President, Treasurer and Chairman, to the Company. He has served in this capacity since December 1997 and also served as President of the MSIW since August of 1994. His duties in this position include directing all activities of the Company, including engineering, new product development, and origination. From September 1957 to May 1963, Mr. Meilahn attended the University of Wisconsin, Menomonie, where he received a Bachelor of Science in Industrial Technology. From September 1978 to May 1980 he attended the University of Wisconsin, Milwaukee, where he received a Masters in Business Administration.

     Richard J. Luce, age 42, currently serves as Vice President, Sales and Marketing and Secretary. He has served as Vice President of Sales and Marketing since September 2000. His duties at Mariculture include sales and marketing. From April 1999 to January 2000, Mr. Luce was employed as Operations Manager of G-Zero Technologies. His responsibilities were to develop and implement business strategies, minimizing inventory and production problems. From March 1996 to April 1999, Mr. Luce was employed as Product Marketing Manager of Menasha
Corporation. His responsibilities at Menasha Corporation were to lead the development, manufacturing, pricing, promotion, and marketing goals of their product line. From June 1994 to March 1996 Mr. Luce was the Owner/Operator of Pendulum Productions, Inc. His duties at Pendulum Productions, Inc. included product development, sales and administration of product. From September 1978 to January 1982, Mr. Luce attended the University of Wisconsin at Oshkosh, where he received a Bachelors in Science. From July 1988 to May 1990, Mr. Luce attended the University of Wisconsin, Milwaukee, where he received a Masters in Business Administration.

     Dr. Robert J. Janeczko, age 61, currently serves as Director to the Company. He has served in that capacity since March 2000. His duties at Mariculture include manufacturing and administration. He is also currently the President of the Morton Metalcraft Co., a Division of the Morton Industrial Group, Inc. ("Morton"). He has served as President of Morton since May 1995. His duties at Morton include directing all activities of the corporation, as well as dealing directly with major customers. From September 1959 to June 1963, Dr. Janeczko attended the University of Wisconsin, Stout, where he received a Bachelor of Science. From, September 1965 to June 1966 he attended Ball State University, where he received a Masters in Science. And from September 1970 to May 1971, he attended the University of Missouri where he received an E.D.D.

     Don N. Jonas, CPA, age 60, currently serves as Director to the Company. He has served in that capacity since March 2000. His duties at Mariculture include business, finance and administration. He is also currently a Manager in the certified public accounting firm of Davis & Jonas PS. He has been employed with Davis & Jonas since 1973. His duties at Davis & Jonas PS include general management. From September 1962 to May 1966, Mr. Jonas attended the University of Washington, Spokane, where he received a B.B.A. in Accounting.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.          Executive Compensation

                                 Annual        Annual        Annual       LT Comp          LT                     All
Name and                          Comp         Comp          Comp         Rest            Comp         LTIP       Other
Post                   Year      Salary        Bonus         Other        Stock           Options      Payouts    (1)
                                 (1) ($)
David                  1996        $0                                     2,348,560
Meilahn,               1997        $0
President,             1998        $0                                        17,400
Treasurer              1999        $0
and                    2000        $0                                                                             200
Chairman(2)            2001        $0                                          $400
(4)(5)(6)(7)
(8)(11)(12)
(13)(15)
Richard                1996        $0
Luce, V.P.,            1997        $0
Sales &                1998        $0
Marketing &            1999        $0
Secretary(3)           2000        $0                         31,167                       100,000
(6)(9)(10)             2001        $39,804                   $60,000           $400
(14)(15)
Robert                 1996        $0
Janeczko,              1997        $0
Director(2)            1998        $0
(5)(10)(15)            1999        $0
                       2000        $0                                                                             200
                       2001        $0                                          $400
Don Jonas,             1996        $0
Director(2)            1997        $0
(5)(15)                1998        $0
                       1999        $0
                       2000        $0                                                                             200
                       2001        $0                                          $400

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

     In January 2001, the Company issued 31,167 shares to Richard Luce as compensation in lieu of salary for services rendered to the Company through year 2000. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, and Section 460-44A-506 of the Washington Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In February 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of five thousand dollars ($5,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied on Section 4(2) of the Act, Rule 506 and
Section 460-44A of the Washington Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In June 2001, David E. Meilahn, the Company's current President, Treasurer and Chairman sold the patent for the SARGO system to the Company in exchange for 1,000,000 shares of the Company's restricted common stock and $30,000. For such offering the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In June 2001, the Company's Board of Directors approved issuance of 26,069 shares of its common stock to David Meilahn, the Company's current President, Treasurer and Chairman as payment for $21,064.34 in expenses plus $5,004.46 in interest. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In June 2001, the Company's Board of Directors approved issuance of 8,675 shares of its common stock to three (3) persons, as payment for $8,373.31 in expenses plus $301.69 in interest incurred by Richard Luce, the Company's current Secretary and Vice-President of Sales and Marketing. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 517.061(11) of the Florida Code, Section 460-44A-506 of the Washington Code and Section 551.23(19) of the Wisconsin Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     From July 2001, through the date of this report, the Company has raised a total of $33,250 from the sale of one (1) year convertible notes bearing ten percent (10%). The notes are automatically convertible into shares of the Company's restricted common stock at a price of $0.50 per share. Robert J. Janeczko, a current Director of the Company purchased a total of $1,000 of such securities. Richard J. Luce, the

Company's current Vice-President of Sales and Marketing and Secretary, received $60,000 of such securities in lieu of $60,000 compensation. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 5102.1 of the California Code, Section 10-5-9(13) of the Georgia Code, Section 4[5/4]S of the Illinois Code, Section 460-44A-506 of the Washington Code and Section 551.23(19) of the Wisconsin Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of two thousand five hundred dollars ($2,500) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of two thousand five hundred dollars ($2,500) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of four thousand dollars ($4,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and
Section 460-44A-506 of the Washington Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 2002, the Company issued 93,600 shares of its restricted common stock, previously granted in December 2001, to Richard J. Luce, the Company's current Vice-President of Sales & Marketing and Secretary of the Company. The shares were issued as compensation for his services to the Company. They are in addition to his salary, which to date is unpaid, but for which the Company accrues. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In January 2002, the Company issued 300 shares of its restricted common stock each to Robert J. Janeczko, Richard J. Luce, Don N. Jonas and David E. Meilahn for service on the Company's Board of Directors. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 4[5/4]S of the Illinois Code and Section 460-44A-506 of the Washington Code. See Part III, Item
11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of December 31, 2001, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of              Title of        Amount and Nature of          Percent of
Beneficial Owner                    Class          Beneficial Owner               Class
-----------------------------------------------------------------------------------------
David Meilahn(2)(4)(5)(6)(7)        Common             3,270,190                28.1%
(8)(11)(12)(13)(14)(16)

Robert Work                         Common             2,226,421                19.1%

William Evans                       Common             2,033,615                17.5%

Mark Kruschwitz                     Common               629,191                 5.4%

Richard J. Luce(3)(6)(9)(10)        Common                35,842                 0.3%
(15)(16)

Robert J. Janeczko(2)(5)(16)        Common                   300                 0.1%

Don N. Jonas(2)(5)(16)              Common                   300                 0.1%

All Executive Officers and          Common             3,306,632                28.4%
Directors as a Group
(four (4) persons)
-----------------------------

     The address for each of the above is c/o Mariculture Systems, Inc., P.O. Box 1746, Edmonds, Washington 98020.

     In January 2001, the Company issued 100 shares of the Company's common stock each to David Meilahn, Don Jonas and Robert Janeczko for services rendered to the Company in the third fiscal quarter of year 2000. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 4[5/4]S of the Illinois Code and Section 460-44A-506 of the Washington Code. See Part III, Item
12. "Certain Relationships and Related Transactions".

     In January 2001, the Company issued 31,167 shares to Richard Luce as compensation in lieu of salary for services rendered to the Company through year 2000. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, and Section 460-44A-506 of the Washington Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

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

     In April and May 2001, the Board of Directors authorized the issuance of 200 shares each to David E. Meilahn, Don N. Jonas and Robert J. Janeczko for their service to the Company during the fourth fiscal quarter 2000 and the first fiscal quarter 2001. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 4[5/4]S of the Illinois Code and Section 460-44A-506 of the Washington Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In May 2001, David Meilahn resigned as Secretary of the Company. He remains the Company's current President, Treasurer and Chairman. The Board of Directors subsequently appointed Richard Luce, the Company's current Secretary and Vice-President of Sales and Marketing, to the position as Secretary of the Company. Mr. Luce will receive 100 shares of the Company's common stock quarterly in connection with the position. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In June 2001, David E. Meilahn, the Company's current President, Treasurer and Chairman sold the patent for the SARGO system to the Company in exchange for 1,000,000 shares of the Company's restricted common stock and $30,000. For such offering the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In June 2001, the Company's Board of Directors approved issuance of 26,069 shares of its common stock to David Meilahn, the Company's current President, Treasurer and Chairman as payment for $21,064.34 in expenses plus $5,004.46 in interest. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In June 2001, the Company's Board of Directors approved issuance of 8,675 shares of its common stock to three (3) persons, as payment for $8,373.31 in expenses plus $301.69 in interest incurred by Richard Luce, the Company's current Secretary and Vice-President of Sales and Marketing. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 517.061(11) of the Florida Code, Section 460-44A-506 of the Washington Code and Section 551.23(19) of the Wisconsin Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     From July 2001, through the date of this report, the Company has raised a total of $33,250 from the sale of one (1) year convertible notes bearing ten percent (10%). The notes are automatically convertible into shares of the Company's restricted common stock at a price of $0.50 per share. Robert J. Janeczko, a current Director of the Company purchased a total of $1,000 of such securities. Richard J. Luce, the Company's current Vice-President of Sales and Marketing and Secretary, received $60,000 of such securities in lieu of $60,000 compensation. For such offering, the Company relied upon Section 4(2)
of the Act, Rule 506, Section 5102.1 of the California Code, Section 10-5-9(13) of the Georgia Code, Section 4[5/4]S of the Illinois Code, Section 460-44A-506 of the Washington Code and Section 551.23(19) of the Wisconsin Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of two thousand five hundred dollars ($2,500) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and 460-44A-506 of the Washington Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of two thousand five hundred dollars ($2,500) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and 460-44A-506 of the Washington Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of four thousand dollars ($4,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and 460-44A-506 of the Washington Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     The number of shares listed for David E. Meilahn includes 17,400 shares owned by his wife, Elaine L. Meilahn.

     In January 2002, the Company issued 93,600 shares of its restricted common stock, previously granted in December 2001, to Richard J. Luce, the Company's current Vice-President of Sales & Marketing and Secretary. The shares were issued as compensation for his services to the Company. They are in addition to his salary, which to date is unpaid, but for which the Company accrues. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 2002, the Company issued 300 shares of its restricted common stock each to Robert J. Janeczko, Richard J. Luce, Don N. Jonas and David E. Meilahn for service on the Company's Board of Directors. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 4[5/4]S of the Illinois Code and Section 460-44A-506 of the Washington Code. See Part III, Item
12. "Certain Relationships and Related Transactions".

     There are no arrangements which may result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

     In January 2001, the Company issued 1,000 shares of its restricted common stock to George Webster for professional engineering services rendered. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code.

     In January 2001, the Company issued 100 shares of the Company's common stock each to David Meilahn, Don Jonas and Robert Janeczko for services rendered to the Company in the third fiscal quarter of year 2000. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 4[5/4]S of the Illinois Code and Section 460-44A-506 of the Washington Code.

     In January 2001, the Company issued 31,167 shares to Richard Luce as compensation in lieu of salary for services rendered to the Company through year 2000. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, and Section 460-44A-506 of the Washington Code.

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

     In March 2001, the Company sold a total of 9,000 shares of its restricted common stock to three (3) investors for a total of $9,000. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 460-44A-506 of the Washington Code and Section 551.23(19) of the Wisconsin Code.

     In April and May 2001, the Board of Directors authorized the issuance of 200 shares each to David E. Meilahn, Don N. Jonas and Robert J. Janeczko for their service to the Company during the fourth fiscal quarter 2000 and the first fiscal quarter 2001. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 4[5/4]S of the Illinois Code and Section 460-44A- 506 of the Washington Code.

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

     In June 2001, David E. Meilahn, the Company's current President, Treasurer and Chairman sold the patent for the SARGO system to the Company in exchange for 1,000,000 shares of the Company's restricted common stock and $30,000. For such offering the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code.

     In June 2001, the Company's Board of Directors approved issuance of 26,069 shares of its common stock to David Meilahn, the Company's current President, Treasurer and Chairman as payment for $21,064.34 in expenses plus $5,004.46 in interest. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code.

     In June 2001, the Company's Board of Directors approved issuance of 8,675 shares of its common stock to three (3) persons, as payment for $8,373.31 in expenses plus $301.69 in interest incurred by Richard Luce, the Company's current Secretary and Vice-President of Sales and Marketing. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 517.061(11) of the Florida Code, Section 460-44A-506 of the Washington Code and Section 551.23(19) of the Wisconsin Code.

     From July 2001, through the date of this report, the Company has raised a total of $33,250 from the sale of one (1) year convertible notes bearing ten percent (10%). The notes are automatically convertible into shares of the Company's restricted common stock at a price of $0.50 per share. Robert J. Janeczko, a current Director of the Company purchased a total of $1,000 of such securities. Richard J. Luce, the Company's current Vice-President of Sales and Marketing and Secretary, received $60,000 of such securities in lieu of $60,000 compensation. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 5102.1 of the California Code, Section 10-5-9(13) of the Georgia Code, Section 4[5/4]S of the Illinois Code, Section 460-44A-506 of the Washington Code and Section 551.23(19) of the Wisconsin Code.

     In August 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of two thousand five hundred dollars ($2,500) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code.

     In September 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of two thousand five hundred dollars ($2,500) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code.

     In October 2001, the Company executed a promissory note in favor of Elaine Meilahn in the amount of four thousand dollars ($4,000) at an interest rate of twelve percent (12%) per annum. The Note was in exchange for monies lent by Ms. Meilahn to the Company for working capital. The Note is payable on demand. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and
Section 460-44A-506 of the Washington Code.

     In November 2001, the Company sold a total of 6,000 shares of its restricted common stock to two (2) investors for a total of $6,000. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 551.23(19) of the Wisconsin Code.

     In January 2002, the Company issued 93,600 shares of its restricted common stock to Richard J. Luce, the Company's current Vice-President of Sales & Marketing and Secretary. The shares were issued as compensation for his services to the Company. They are in addition to his salary, which to date is unpaid, but for which the Company accrues. For such offering, the Company relied upon
Section  4(2) of the Act,  Rule 506 and Section  460-44A-506  of the  Washington
Code.

     In January 2002, the Company issued 93,600 shares of its restricted common stock, previously granted in December 2001, to Richard J. Luce, the Company's current Vice-President of Sales & Marketing and Secretary. The shares were issued as compensation for his services to the Company. They are in addition to his salary, which to date is unpaid, but for which the Company accrues. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 460-44A-506 of the Washington Code.

     In January 2002, the Company issued 300 shares of its restricted common stock each to Robert J. Janeczko, Richard J. Luce, Don N. Jonas and David E. Meilahn for service on the Company's Board of Directors. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506, Section 4[5/4]S of the Illinois Code and Section 460-44A-506 of the Washington Code.

     In February 2002, the Company issued 19,570 shares of its restricted common stock to Charles A. Gaudio and Mary Ann Gaudio JTWROS, previously granted in
January 2002, for consulting services performed by Creative Solutions & Strategies, Inc. For such offering, the Company relied upon Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida Code.


Item 13.          Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
-------------------------------------------------------------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation of Mariculture Systems, Inc. filed July 8, 1996.

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

                            Mariculture Systems, Inc.
                                  (Registrant)


Date: March 27, 2002

              By:  /s/ David Meilahn
                   -----------------------------------------------------------
                   David Meilahn, President, Treasurer & Chairman

              By:  /s/ Richard Luce
                   -----------------------------------------------------------
                   Richard Luce, Vice President Sales & Marketing & Secretary

              By:  /s/ Robert Janeczko
                   -----------------------------------------------------------
                   Robert Janeczko, Director

              By:  /s/ Don Jonas
                   -----------------------------------------------------------
                   Don Jonas, Director

     Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                           Title                                       Date

/s/ David Meilahn                   President, Treasurer & Chairman             March 27, 2002
-----------------------------
David Meilahn

/s/ Richard Luce                    Vice President Sales & Marketing            March 27, 2002
-----------------------------       & Secretary
Richard Luce

/s/ Robert Janeczko                 Director                                    March 27, 2002
-----------------------------
Robert Janeczko

/s/ Don Jonas                       Director                                    March 27, 2002
------------------------------
Don Jonas