Form 10QSB
period 2002-03-31
MARICULTURE SYSTEMS INC
filed 2002-05-20
CIK 1000778

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

Commission file no.  000-31521

                            Mariculture Systems, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Florida                                            65-0677315
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                               Identification No.)

7219 196th Street S.W. #C3
Lake Stevens, Washington                                           98036
-----------------------------------------               ------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number (425) 774-9169

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

                         Common Stock, $0.001 par value
                       -----------------------------------
                                (Title of class)

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

     As of March 31, 2002, there were 11,761,328 shares of voting stock of the registrant issued and outstanding.

                                                      PART I

Item 1.           Financial Statements


                            Mariculture Systems, Inc.
                          (A development stage company)

                                  BALANCE SHEET



                     ASSETS

                                                                       December 31,     March 31,
                                                                           2001           2002
                                                                                       (unaudited)
                                                                      --------------  -------------
      CURRENT ASSETS
          Cash                                                        $       5,908   $      1,200
                                                                      --------------  -------------

                    Total current assets                                      5,908          1,200

      TEST FACILITY EQUIPMENT, at salvage value                              46,950         46,950

      PATENTS, net of accumulated amortization of $1,167 and $1,459          28,833         28,333
                                                                      --------------  -------------
                    Total assets                                      $      81,691   $     76,483
                                                                      ==============  =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

      CURRENT LIABILITIES
          Notes payable - related party                               $     111,296   $    111,296
          Notes payable - other                                              10,000         10,000
          Convertible debt, net of unamortized discount                           -         11,729
          Accounts payable - trade                                          313,200        323,692
          Accounts payable - related party                                   37,793         34,684
          Payables to stockholders                                           17,500         17,500
          Accrued liabilities                                               132,741         99,753
          Accrued interest                                                   88,627         91,917
                                                                      --------------  -------------
                    Total current liabilities                               711,157        700,571
                                                                      --------------  -------------

      COMMITMENTS                                                                 -              -

      STOCKHOLDERS' DEFICIT
        Preferred stock, par value $.001; 1,000,000 shares
          authorized; no shares issued or outstanding                             -              -
      Common stock, par value $.001; 20,000,000 shares authorized            11,396         11,510
      Common stock subscribed                                                94,800              -
      Additional paid-in capital                                            832,429      1,032,185
      Accumulated development stage deficit                              (1,568,091)    (1,667,783)
                                                                      --------------  -------------

                    Total stockholders' deficit                            (629,466)      (624,088)
                                                                      --------------  -------------

                    Total liabilities and stockholders' deficit       $      81,691   $     76,483
                                                                      ==============  =============








          The accompanying notes are an integral part of these statements.

                            Mariculture Systems, Inc.
                          (A development stage company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)




                                                                                       Cumulative results
                                                                                         of operations
                                                          Quarter ended March 31,       since inception
                                                            2001          2002         (August 25, 1994)
                                                        -------------  -------------   -----------------
      OPERATING EXPENSES
          General and administrative                    $    71,433    $    96,403     $      948,470
          Research and development                                -              -            629,289
                                                        -------------  -------------   -----------------
              Total operating expenses                       71,433         96,403          1,577,759

      NET LOSS FROM OPERATIONS                              (71,433)       (96,403)        (1,577,759)

      OTHER INCOME (EXPENSE), net                                42              1             11,046

      INTEREST EXPENSE                                       (4,294)        (3,290)          (101,070)
                                                        -------------  -------------   -----------------
      NET LOSS                                          $   (75,685)   $   (99,692)    $   (1,667,783)
                                                        =============  =============   =================


      LOSS PER COMMON SHARE - BASIC AND DILUTED         $     (0.01)   $     (0.01)    $        (0.19)
                                                        =============  =============   =================












          The accompanying notes are an integral part of these statements.

                            Mariculture Systems, Inc.
                          (A development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     Since inception through March 31, 2002
                                   (unaudited)

                                                                                                      Accumulated
                                              Common stock           Subscribed stock   Additional   development
                                        ----------------------- ---------------------     paid-in        stage
                                         Shares        Amount    Shares      Amount       Capital       Deficit         Total
                                        ------------ ---------- ----------  ---------  -------------  -------------  ------------
Sale of common stock in 1995              1,640,000  $    1,640         -   $      -   $   431,321    $          -   $   432,961
Issuance of common stock to
   founders in 1995                       8,213,080       8,212         -          -        (8,212)              -
Sale of common stock in 1996                130,000         130         -          -        32,370               -        32,500
Issuance of common stock to
   founders in 1996                       1,200,000       1,200         -          -        (1,200)              -             -
Issuance of common stock for
   services in 1996                          10,766          11         -          -         3,074               -         3,085
Share exchange agreement of
   MSIW in August 1996                  (10,075,354)    (10,075)        -          -        10,075               -             -
Share exchange agreement of
   MSIW in August 1996                    8,800,000       8,800         -          -        (8,800)              -             -
Sale of common stock in 1997                186,978         187         -          -       145,741               -       145,928
Issuance of common stock for
   services in 1997                         126,747         127         -          -        68,933               -        69,060
Issuance of common stock for
   services in 1998                          20,600          21         -          -        20,579               -        20,600
Sale of common stock in 1999                 32,000          32         -          -        31,968               -        32,000
Net loss since inception through
   December 31,1999                               -           -         -          -                    (1,017,187)   (1,017,187)
                                        ------------ ----------- ---------  ---------  -------------  -------------  ------------
Balance at December 31, 1999             10,284,817  $   10,285         -   $      -   $   725,849    $ (1,017,187)  $  (281,053)

Issuance of 17,400 common stock shares
 for services on January 20, 2000            17,400          17         -          -         8,683               -         8,700
Issuance of 11,930 common stock shares
 for services on February 29, 2000           11,930          12         -          -        11,918               -        11,930
Issuance of shares into escrow on
 March 21, 2000                             250,000           -         -          -             -               -             -
Net loss for the year ended
   December 31, 2000                              -           -         -          -             -        (175,229)     (175,229)
                                        ------------ ----------  ----------  ---------  -------------  -------------  ------------
Balance at December 31, 2000             10,564,147  $   10,314         -          -    $   746,450    $(1,192,416)   $ (435,652)

Issuance of 32,467 common stock shares
 for services on January 2, 2001             31,467          31         -          -         31,436              -        31,467
Issuance of 300 common stock shares
 for services on February 8, 2001               300           -         -          -            300              -           300
Issuance of 300 common stock shares
 for services in May 2001                       300           -         -          -            300              -           300
Sale of 2,000 common stock shares
 on March 19, 2001                            2,000           2         -          -          1,998              -         2,000
Sale of 7,000 common stock shares
 on March 27, 2001                            7,000           7         -          -          6,993              -         7,000
Issuance of shares in June 2001 in
 lieu of expense reimbursement and
 related accrued interest                    34,744          36         -          -         34,708              -        34,744
Issuance of shares in June in connection
 with acquisition of patent               1,000,000       1,000         -          -         (1,000)             -             -
Issuance of shares in November in
 connection with a sale                       6,000           6         -          -          5,994              -         6,000
Common stock granted for services in
 December 2001                                    -           -    94,800     94,800              -              -        94,800
Allocation of debenture proceeds to
 beneficial conversion feature                    -           -         -          -          5,250              -         5,250
Net loss for the year ended
 December 31, 2001                                -           -         -          -              -       (375,675)     (375,675)
                                        ------------ ----------- ----------- ---------  -------------  ------------   ------------
Balance at December 31, 2001             11,645,958  $    11,396   94,800    $94,800    $   832,429    $(1,568,091)   $ (629,466)

Issuance of common shares of stock
 subscribed in 2001                          94,800           94  (94,800)   (94,800)        94,706              -             -
Issuance of 19,570 common stock shares
 for services on February 22, 2002           19,570           20        -          -         19,550              -        19,570
Allocation of debenture proceeds to
 beneficial conversion feature                    -            -        -          -         85,500              -        85,500
Net loss for the quarter ended
 March 31, 2002                                   -            -        -          -              -        (99,692)      (99,692)
                                        ------------ ----------- ----------- ---------  -------------  ------------   ------------
Balance at March 31, 2002                11,760,328  $    11,510        -          -    $ 1,032,185    $(1,667,783)   $ (624,088)
                                        ============ =========== =========== =========  =============  ============   ============


         The accompanying notes are an integral part of this statement.

                            Mariculture Systems, Inc.
                          (A development stage company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                        Cumulative results
                                                                                                           of operations
                                                                     For three months ended March, 31     since inception
                                                                          2001             2002          (August 25, 1994)
                                                                       -------------    -------------    -----------------
     Increase (Decrease) in Cash

     Cash flows from operating activities
       Net loss                                                         $     (75,685)   $    (99,692)    $  (1,667,783)
       Adjustments to reconcile net loss to net cash used in
        operating activities:
         Issuance of common stock for services                                 31,767          19,570           228,045
         Issuance of common stock in lieu of expense reimbursement                  -               -            34,744
         Depreciation and write down of test facility                               -               -           450,371
         Amortization                                                               -          12,229            13,396
         Changes in assets and liabilities
            Payables to shareholders                                                -               -            (8,700)
            Accounts payable and accrued liabilities                           26,199          37,685           607,796
                                                                        -------------    -------------     --------------

            Net cash used in operating activities                             (17,719)        (30,208)         (342,131)

     Cash flows from investing activities
       Purchase of test facility components                                         -               -          (497,321)
                                                                        -------------    -------------     --------------

                  Net cash used in investing activities                            -               -          (497,321)

     Cash flows from financing activities
       Proceeds from notes payable and convertible debt                        5,001          25,500           156,063
       Proceeds from sale of common stock                                      9,000               -           658,389
       Proceeds from unissued shares                                               -               -            26,200
                                                                       -------------    -------------     --------------

            Net cash provided by financing activities                         14,001          25,500           840,652
                                                                       -------------    -------------     --------------

     Net increase (decrease) in cash                                          (3,718)         (4,708)            1,200

     Cash at beginning of period                                               7,232           5,908                 -
                                                                       -------------    -------------     --------------
     Cash at end of period                                             $       3,514    $      1,200      $      1,200
                                                                       =============    =============     ==============
     Noncash disclosures:
             Unissued shares payable exchanged for common stock        $       1,500    $          -      $     38,700
                                                                       =============    =============     ==============
             Acquisition of patent in exchange for liability           $           -    $          -      $     30,000
                                                                       =============    =============     ==============
             Common shares issued to satisfy liabilities               $           -    $          -      $     31,467
                                                                       =============    =============     ==============
             Accrued liabilities converted into debt                   $           -    $     60,000      $     60,000
                                                                       =============    =============     ==============
             Allocation of proceeds of convertible debt to             $           -    $     85,500      $     90,750
               beneficial conversion feature                           =============    =============     ==============




         The accompanying notes are an integral part of these statements.

                            Mariculture Systems, Inc.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

      NOTE 1.  FINANCIAL STATEMENTS

     The unaudited condensed financial statements of MariCulture Systems, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with audited financial statements filed on April 8, 2002 and Form 10KSB.

      NOTE 2.  NET (LOSS) EARNINGS PER SHARE

     Basic (loss) earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's basic (loss) earning per share were 11,745,643 and 10,597,914 for the three months ended March 31, 2002 and 2001, respectively, and 8,966,803 from inception through March 31, 2002. As of March 31, 2002 and 2001, the Company had 100,000 and 0, of common stock equivalent shares.

     Because of the net loss for the three months ended March 31, 2002 and 2001, and from inception through March 31, 2002, common stock equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

      NOTE 3.  OTHER EVENTS

     In January 2002, the Company executed seven convertible notes totaling $25,500. The notes mature one year from issuance and bear an interest rate of 10% per annum. Principal and interest may be converted to common stock at a rate of $0.50 per share.

     On February 23, 2002, the Company's employee agreed to convert $60,000 in wages due to him from the Company into a convertible promissory note. The note matures one year from issuance and bears interest at 10% per annum. Principal and interest may be converted to common stock at a rate of $0.50 per share.

     The Company recognized $85,500 as a beneficial conversion feature due to the notes' conversion ratios being below the underlying stock's fair value. The resulting debt discount will be amortized using the effective interest rate over one year. For the three months ended March 31, 2002, $11,729 in amortization was recorded. As of March 31, 2002 the balance of convertible debentures net of unamortized discount was $11,729.

     On February 22, 2002,  the Company  issued 19,570 shares of common stock in
     exchange  for  consulting  services.   The  amount  of  shares  issued  was
     determined as 0.167% of total shares outstanding on January 7, 2002.

      NOTE 4.  SUBSEQUENT EVENTS

     On April 13, 2002, the Company executed a note payable to the spouse of the Company's president in the amount of $7,000. The note is payable on demand and bears an interest rate of 10% per annum.

NOTE 5.  NEW AUTHORIVE ACCOUNTING PRONOUNCEMENTS

     In October 2001, the campital Finacial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions, for segements of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The initial application of SFAS 144 did not have an impact on the company's consolidated finacial statements.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

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

Results of Operations -For the Three Months Ending March 31, 2002 and March 31, 2001

Financial Condition, Capital Resources and Liquidity

     For the 1st quarter ended March 31, 2002 and 2001 the Company recorded no revenues. For the first quarter ended March 31, 2002 and 2001 the Company had general and administrative expenses of $96,403 and $71,433.

     For the 1st quarter ended March 31, 2002 and 2001, the Company had research and development expenses of $0 and $0 respectively.

     For the 1st quarter ended March 31, 2002 and 2001, the Company had total operating expenses of $96,403 and $71,433.

Net Losses

     For the 1st quarter ended March 31, 2002 and 2001, the Company reported a net loss from operations of $99,692 and $75,685 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At March 31, 2002, the Company employed five (5) persons, two (2) full time and three (3) part time. Only one (1) of the employees is paid by the Company. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

16.2     [3]      Letter from Moss Adams LLP.
-----------------------

[1] Previously filed with the Company's Registration Statement on Form 10SB on September 13, 2000.

[2] Previously filed with the Company's first amended Registration Statement on Form 10SB on December 21, 2000.

[3] Previously filed with the Company's Current Report on Form 8-K on February 26, 2001.

[4] Previously filed with the Company's Annual Report on Form 10KSB for the period ended December 31, 2000 on April 13, 2001.

[5] Previously filed with the Company's third amended Registration Statement on Form 10SB on November 13, 2001.

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


                            Mariculture Systems, Inc.
                                  (Registrant)


Date: May 20, 2002             By:
                               --------------------------
                               David Meilahn
                               President, Secretary, Treasurer and Chairman

                               By:
                               --------------------------
                               Richard Luce
                               Vice President, Sales & Marketing

                               By:
                               --------------------------
                               Robert Janeczko
                               Director

                               By:
                               ---------------------------
                               Don Jonas
                               Director