Form 10QSB
period 2002-06-30
MARICULTURE SYSTEMS INC
filed 2002-08-13
CIK 1000778

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2002

Commission file no.:  000-31521

                            Mariculture Systems, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Florida                                        65-0677315
----------------------------------------         -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                            Identification No.)

7219 196th Street S.W. #C3
Lake Stevens, Washington                                     98036
----------------------------------------         -------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: (425) 774-9169

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
      Title of each class                                 which registered

                None                                           None
-----------------------------                    -------------------------------

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

     As of June 30, 2002, there were 12,036,328 shares of voting stock of the registrant issued and outstanding.

                                     PART I



Item 1. Financial Statements





                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-1

Consolidated Statements of Operations .......................................F-2

Consolidated Statements of Stockholders' Equity..............................F-3

Consolidated Statements of Cash Flows........................................F-4

Notes to Consolidated Financial Statements...................................F-5

                            Mariculture Systems, Inc.
                          (a development stage company)
                                  BALANCE SHEET

          ASSETS
                                                                                  June 30,          December 31,
                                                                                    2002                2001
                                                                                -----------------   -----------------
                                                                                 (unaudited)
CURRENT ASSETS
    Cash                                                                        $           521     $         5,908
    Prepaid expenses                                                                     71,500                   -
                                                                                -----------------   -----------------
               Total current assets                                                      72,021               5,908

TEST FACILITY EQUIPMENT, at salvage value                                                46,950              46,950

PATENTS, net of accumulated amortization of $2,167 and $1,167                            27,833              28,833
                                                                                -----------------   -----------------
                       Total assets                                             $       146,804     $        81,691
                                                                                =================   =================

          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Notes payable - related party                                               $       120,296     $       111,296
    Notes payable - other                                                                10,000              10,000
    Convertible debt, net of unamortized discount                                        34,417                   -
    Accounts payable - trade                                                            334,152             313,200
    Accounts payable - related party                                                     35,494              37,793
    Payable to stockholders                                                              17,500              17,500
    Accrued liabilities                                                                 126,773             132,741
    Accrued interest                                                                    103,689              88,627
                                                                                -----------------   -----------------
                       Total current liabilities                                        782,321             711,157

COMMITMENTS                                                                                   -                   -

STOCKHOLDERS' DEFICIT
    Preferred stock, par value $.001; 1,000,000 shares
       authorized; no shares issued or outstanding                                            -                   -
    Common stock, par value $.001; 20,000,000 shares authorized                          11,785              11,396
    Common stock subscribed                                                              20,844              94,800
    Additional paid-in capital                                                        1,112,910             832,429
    Accumulated development stage deficit                                            (1,781,056)         (1,568,091)
                                                                                -----------------   -----------------
                       Total stockholders' deficit                                     (635,517)           (629,466)
                       Total liabilities and stockholders' deficit              $       146,804     $        81,691
                                                                                =================   =================


         The accompanying notes are an integral part of these statements

                            Mariculture Systems, Inc.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                               Cumulative results
                                                                      Six months ended         of operations
                                   Three months ended June 30,            June 30,             since inception
                                    2002             2001            2002          2001        (August 25, 1994)
                                 ------------------------------ -----------------------------  ------------------
OPERATING EXPENSES
   General and administrative    $         94,157   $  46,062   $    190,560    $    117,495   $       1,042,627
   Research and development                     -           -              -               -             629,289

     Total operating expenses              94,157      46,062        190,560         117,495           1,671,916
                                 -------------------------------- ---------------------------  ------------------

NET LOSS FROM OPERATIONS                  (94,157)    (46,062)      (190,560)       (117,495)         (1,671,916)

OTHER INCOME (EXPENSE), net                     -      15,568              1          15,610              (8,070)

INTEREST EXPENSE                          (19,116)     (9,638)       (22,406)        (13,932)           (101,070)
                                 -------------------------------- ---------------------------  ------------------

NET LOSS                                 (113,273)    (40,132)      (212,965)       (115,817)         (1,781,056)
                                 ================================ ===========================  ==================

LOSS PER COMMON SHARE
   BASIC AND DILUTED             $          (0.01)  $   (0.01)    $  (0.02)     $      (0.01)  $           (0.19)
                                 ================================ ===========================  ==================


         The accompanying notes are an integral part of these statements

                            Mariculture Systems, Inc.
                          (a development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                      Since inception through June 30, 2002
                                   (unaudited)

                                                                                                             Accumulated
                                                                                                             development
                                                         Common stock        Subscribed stock    Additiona      stage
                                                       Shares      Amount    Shares    Amount     Capital      Deficit     Total
                                                    --------------------------------------------------------------------------------
Sale of common stock in 1995                         1,640,000  $    1,640                        431,321                  432,961
Issuance of common stock to founders in 1995         8,213,080       8,212                        (8,212)
Sale of common stock in 1996                           130,000         130                        32,370                    32,500
Issuance of common stock to founders in 1996         1,200,000       1,200                        (1,200)
Issuance of common stock for services in 1996           10,766          11                         3,074                     3,085
Share exchange agreement of MSIW in August         (10,075,354)    (10,075                        10,075
Share exchange agreement of MSIW in August           8,800,000       8,800                        (8,800)
Sale of common stock in 1997                           186,978         187                       145,741                   145,928
Issuance of common stock for services in 1997          126,747         127                        68,933                    69,060
Issuance of common stock for services in 1998           20,600          21                        20,579                    20,600
Sale of common stock in 1999                            32,000          32                        31,968                    32,000
Net loss since inception through December 31, 1999         - -         - -                                  (1,017,187) (1,017,187)
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1999                        10,284,817      10,285                       725,849    (1,017,187)   (281,053)


Issuance of 17,400 common stock shares for services
on January 10, 2000                                     17,400          17                         8,683                    8,700
Issuance of 11,930 common stock shares for services
on February 29, 2000                                    11,930          12                        11,918                   11,930
Issuance of shares into escrow on March 21, 2000       250,000
Net loss for the year ended December 31, 2000                                                                 (175,229)  (175,229)
                                                    --------------------------------------------------------------------------------
Balance at December 31, 2000                        10,564,147      10,314      -       -        746,450    (1,192,416)  (435,652)

Issuance of 32,467 common stock shares for services
on January 2, 2001                                      31,467          31                        31,436                   31,467
Issuance of 300 common stock shares for services on
February 8, 2001                                           300                                       300                      300
Issuance of 300 common stock shares for services in
May 2001                                                   300                                       300                      300
Sale of 2,000 common stock shares on March 19, 2001      2,000           2                         1,998                    2,000
Sale of 7,000 common stock shares on March 27, 2001      7,000           7                         6,993                    7,000
Issuance of shares in June 2001 in lieu of expense
reimbursement and related accrued interest              34,744          36                        34,708                   34,744
Issuance of shares in June in connection with
acquisition of patent                                1,000,000       1,000                        (1,000)
Issuance of shares in November in connection with
a sale                                                   6,000           6                         5,994                    6,000
Common stock granted for services in December 2001                           94,800   94,800                               94,800
Allocation of debenture proceeds to be beneficial
conversion feature                                                                                 5,250                    5,250
Net loss for the year ended December 31, 2001                                                                 (375,675)  (375,675)
                                                    --------------------------------------------------------------------------------
Balance at December 31, 2001                        11,645,958      11,396   94,800   94,800     832,429    (1,568,091)  (629,466)

Issuance of common shares of stock subscribed in
2001                                                    94,800          94  (94,800) (94,800)     94,706                        -
Issuance of 19,570 common stock shares for
services on February 22, 2002                           19,570          20                        19,550                   19,570
Allocation of debenture proceeds to beneficial
conversion features                                                                               85,500                   85,500
Issuance of stock for finacing costs at $0.24 per
share in May and June 2002                              25,000          25    6,107    1,344       5,975                    7,344
Issuance of 250,000 shares for services at $0.30 per
share in May 2002                                      250,000         250                        74,750                   75,000
Issuance of 60,000 shares for services at $0.30 per
share in June 2002                                                           60,000   18,000           -                   18,000
Issuance of 4,000 shares for services at $0.28 per
share in June 2002                                                            4,000    1,100                                1,100
Common stock granted for services in June 2002                                  400      400                                  400

Net loss for the six months ended June 30, 2002                                                                (212,965) (212,965)
                                                    --------------------------------------------------------------------------------
Balance at June 30, 2002                            12,035,328     $11,785   70,507  $20,844  $1,112,910    $(1,781,056)$(635,517)
                                                    ================================================================================

         The accompanying notes are an integral part of these statements

                            Mariculture Systems, Inc.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                Cumulative cash
                                                                   Six months ended               flow results
                                                                       June 30,                  since inception
                                                                   2002            2001         (August 25, 1994)
                                                               -------------  -------------    -------------------
Increase (decrease) in Cash
Cash flows from operating activities
    Net loss                                                    $  (212,965)    $ (115,817)     $      (1,781,056)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
     Issuance of common stock for services                           42,570         32,067                251,045
     Issuance of common stock in lieu of  expense reimbursement           -         34,744                 34,744
     Issuance of common stock for financing costs                     7,344              -                  7,344
     Depreciation and write down of test facility                         -              -                450,371
     Amortization                                                    35,417              -                 36,584
     Changes in assets and liabilities:
        Prepaid expenses                                                  -                                     -
        Payables to shareholders                                          -              -                 (8,700)
        Accounts payable and accrued liabilities                     87,747         28,907                 657,858
                                                               ---------------- -------------   -------------------
             Net cash used in operating activities                  (39,887)       (20,099)               (351,810)

Cash flows from investing activities:
    Purchase of test facility components                                  -              -                (497,321)
                                                               ---------------- -------------   -------------------
             Net cash used in investing activities                        -              -                (497,321)

Cash flows from financing activities:
    Proceeds from notes payable and convertible debt                 34,500          5,000                 165,063
    Proceeds from sale of common stock                                    -          9,000                 658,389
    Proceeds from unissued shares                                         -              -                  26,200
                                                               ---------------- -------------   -------------------
             Net cash provided by financing activities               34,500         14,000                 849,652

Net increase (decrease) in cash                                      (5,387)        (6,099)                    521

Cash at beginning of period                                           5,908          7,232                       -
                                                               ---------------- -------------   -------------------
Cash at end of period                                          $        521     $    1,133      $              521
                                                               ================ =============   ===================
Noncash disclosures:
    Unissued shares payable exchanged for common stock                    -              -      $           38,700
    Acquisition of patent in exchange for liability            $          -     $   30,000      $           30,000
                                                               ================ =============   ===================
    Common shares issued to satisfy liabilities                           -              -      $           31,467
    Accrued liabilities converted into debt                    $     60,000              -      $           60,000
                                                               ================ =============   ===================
    Allocation of proceeds of convertible debt to beneficial
    conversion feature                                         $     85,000              -      $           90,750
                                                               ================ =============   ===================
    Common shares issued for future services                   $     71,500              -      $           71,500
                                                               ================ =============   ===================


         The accompanying notes are an integral part of these statements

NOTE 1.  FINANCIAL STATEMENTS

The unaudited condensed financial statements of Mariculture Systems, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with audited financial statements filed on April 8, 2002 as part of Form 10KSB and Form 10QSB filed on May 20, 2002.

NOTE 2.  NET (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share are based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's basic (loss) earning per share were 11,857,806 and 10,616,891 for the three months ended June 30, 2002 and 2001, and 11,830,714 and 10,606,927 for the six months ended June 30, 2002 and 2001 respectively, and 9,144,842 from inception through June 30, 2002. As of June 30, 2002 and 2001, the Company had 20,844 and 25,000 of common stock equivalent shares.

Because of the net loss for the three and six months ended June 30, 2002 and 2001, and from inception through June 30, 2002, common stock equivalent shares were not included in the calculation of diluted earnings per share as their inclusion would be anti-dilutive.

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

The Company recognized $85,500 as a beneficial conversion feature due to the notes' conversion ratios being below the underlying stock's fair value. The resulting debt discount will be amortized using the effective interest rate over one year. For the six months ended June 30, 2002, $34,417 in amortization was recorded. As of June 30, 2002 the balance of convertible debentures net of unamortized discount was $34,417.

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

On May 21, 2002, the Company executed a note payable to the spouse of the Company's president in the amount of $2,000. The note is payable on demand and bears an interest rate of 10% per annum.


The Company is currently in default (due to non-payment) on notes payable that were outstanding as of December 31, 2001.

In June 2002 the Company issued 250,000 shares of its common stock in lieu of prepayment for future marketing services to be performed in 2002. The Company also authorized to be granted, but did not issue, 60,000 shares of its common stock in lieu of prepayment for future marketing services. Of the 310,000 shares, 238,334 were for services subsequent to June 30, 2002. Due to the nonforfeitable nature of these shares, these shares were recorded as prepaid expenses and included in the statement of stockholders' deficit and loss per share computations as of and for the six months ended June 30, 2002.

In June 2002 the Company authorized to be granted, but did not issue, 28,000 shares of its common stock in lieu of rent payments. Due to the forfeitable nature of these shares, 24,000 shares related to future rent were not included in the statement of Stockholders' deficit and loss per share computations as of and for the six months ended June 30, 2002.


NOTE 4.  MANAGEMENT PLANS

The Company is in a process of pursuing several potential projects to build fish farms utilizing Company's proprietary technology. No firm commitments have been obtained.

The Company is also working on various financing opportunities that range from obtaining a bank financing in the amount of $100,000 to $150,000, to a bond offering that would allow raising up to $10 million. No firm commitments have been obtained.

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

     In April and May 2002,  Elaine Meilahn,  the wife of the Company's  current
President, Treasurer and Chairman loaned the Company $7,000 and $2,000, respectively. Both loans bear interest at a rate of ten percent per annum and both are payable on demand. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

     In June 2002, the Company issued 275,000 shares of its restricted common stock to one person for services rendered to the Company. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

     Subsequent to June 30, 2002, the Company issued 66,107 shares of the Company's restricted common stock to one person for services rendered to the Company and 28,000 shares of the restricted common stock of the Company to one person for rental of office space for a period of between three and four months. For such offering, the Company relied upon the 506 Exemption,

Section 59.035(12) of the Oregon Code and the Washington Exemption.

     The Company relied upon Section 59.035 of the Oregon Code for the issuance of shares of its common stock. In each instance, such reliance was based upon the fact that: (i) the transactions resulted in not more than ten purchasers in Oregon during any twelve consecutive months; (ii) no commission or other remuneration was paid or given directly or indirectly in connection with the offer or sale of the securities; (iii) no public advertising or general solicitation was used in connection with any transaction and (iv) at the time of any transaction under this exemption the Company did not have under the Oregon Securities Law an application for registration or an effective registration of securities which were a part of the same offering.

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

Results of Operations-For the Three and Six Months Ended June 30, 2002 and June 30, 2001

Financial Condition, Capital Resources and Liquidity

     For the 2nd quarter ended June 30, 2002 and 2001 the Company recorded no revenues. For the six months ended June 30, 2002 and 2001, the Company also recorded no revenues. For the second quarter ended June 30, 2002 and 2001 the Company had general and administrative expenses of $94,157 and $46,062. For the six months ended June 30, 2002 and 2001, the Company had general and administrative expenses of $190,560 and $117,495 respectively.

     For the 2nd quarter ended June 30, 2002 and 2001, the Company had total operating expenses of $94,157 and $46,062. For the six months ended June 30, 2002 and 2001, the Company had total operating expenses of $190,560 and $117,495.

     In April and May 2002,  Elaine Meilahn,  the wife of the Company's  current
President, Treasurer and Chairman loaned the Company $7,000 and $2,000, respectively. Both loans bear interest at a rate of ten percent per annum and both are payable on demand.

Net Losses

     For the 2nd quarter ended June 30, 2002 and 2001, the Company reported a net loss from operations of $94,157 and $46,062 respectively. For the six months ended June 30, 2002 and 2001, the Company reported a net loss from operations of $190,560 and $117,495 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

     At June 30, 2002, the Company employed five (5) persons, two (2) full time and three (3) part time. Only one (1) of the employees is paid by the Company. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3.            Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.            Other Information

         None.


Item 6.            Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:


Exhibit No.     Description
--------------------------------------------------------------------------------

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


                            Mariculture Systems, Inc.
                           --------------------------
                                  (Registrant)


Date: August 7, 2002      By:/s/ David Meilahn
                          --------------------------
                                   David Meilahn
                          President, Treasurer and Chairman

                          By: /s/ Richard Luce
                          --------------------------
                          Richard Luce
                          Vice President of Sales & Marketing and Secretary

                          By: /s/ Robert Janeczko
                          --------------------------
                          Robert Janeczko
                          Director

                          By: /s/ Don Jonas
                          ---------------------------
                          Don Jonas
                          Director