Form 10QSB
period 2002-09-30
MARICULTURE SYSTEMS INC
filed 2002-11-14
CIK 1000778

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

Commission file no.  000-31521

                            Mariculture Systems, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Florida                                65-0677315
-------------------------------              -----------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                             Identification No.)

51 West Dayton Street, Suite 102
Edmonds, WA                                                98020
----------------------------------------     -----------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (425) 778-5975

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

     As of September 30, 2002, there were 12,659,185 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.  Financial Statements

                            Mariculture Systems, Inc.
                          (a development stage company)
                                 BALANCE SHEETS

                   ASSETS
                                                                                September 30,        December 31,
                                                                                     2002                2001
                                                                                 (unaudited)
                                                                                ------------- -- --------------
CURRENT ASSETS
           Cash                                                                   $      406        $    5,908
           Prepaid expense                                                            25,000                 -
                                                                                -------------    --------------

                               Total current assets                                   25,406             5,908

TEST FACILITY EQUIPMENT, at salvage value                                             46,950            46,950

PATENTS, net of accumulated amortization of $2,667 and $1,167                         27,333            28,833
                                                                                -------------    --------------

                               Total assets                                      $    99,689       $    81,691
                                                                                =============    ==============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
           Notes payable - related party                                         $   122,296       $   111,296
           Notes payable - other                                                      10,000            10,000

           Convertible debt, net of unamortized discount                              57,104                 -
           Accounts payable - trade                                                  342,584           313,200
           Accounts payable - related party                                           44,513            37,793
           Payable to stockholders                                                    17,500            17,500
           Accrued liabilities                                                       120,292           132,741
           Accrued interest                                                          111,220            88,627
                                                                                -------------    --------------

                               Total current liabilities                             825,509           711,157

COMMITMENTS                                                                              - -               - -

STOCKHOLDERS' DEFICIT
           Preferred stock, par value $.001; 1,000,000 shares
              authorized; no shares issued or outstanding                                - -               - -
           Common stock, par value $.001; 20,000,000 shares authorized                12,308            11,396
           Common stock subscribed                                                     1,200            94,800
           Additional paid-in capital                                              1,173,631           832,429
           Accumulated development stage deficit                                  (1,912,959)       (1,568,091)
                                                                                -------------    --------------

                               Total stockholders' deficit                          (725,820)         (629,466)
                                                                                -------------    --------------

                               Total liabilities and stockholders' deficit       $    99,689       $    81,691
                                                                                =============    ==============


         The accompanying notes are an integral part of these statements

                            Mariculture Systems, Inc.
                          (a development stage company)
                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                Cumulative results
                                       Three Months Ended             Nine months ended          of operations
                                          September 30,                 September 30,            since inception
                                     2002           2001           2002           2001          (August 25, 1994)
                                   -------------- -------------   ------------- --------------  ------------------
OPERATING EXPENSES
       General and administrative      $ 133,648     $  53,759       $ 324,208      $ 171,254      $    1,176,275
       Research and development              - -           - -                                            629,289

                                   -------------- -------------   ------------- --------------  ------------------
         Total operating expenses        133,648        53,759         324,208        171,254           1,805,564
                                   -------------- -------------   ------------- --------------  ------------------

NET LOSS FROM OPERATIONS                (133,648)      (53,759)       (324,208)      (171,254)         (1,805,564)

OTHER INCOME (EXPENSE), net                9,976                         9,977         15,610            (91,094)

INTEREST EXPENSE                          (8,231)       (4,332)        (30,637)       (18,264)            (16,301)
                                   -------------- -------------   ------------- --------------  ------------------


NET LOSS                                (131,903)      (58,091)       (344,868)      (173,908)         (1,912,959)
                                   ============== =============   ============= ==============  ==================

LOSS PER COMMON SHARE
       BASIC AND DILUTED               $   (0.01)      $     -      $    (0.03)     $   (0.02)       $      (0.21)
                                   ============== =============   ============= ==============  ==================



         The accompanying notes are an integral part of these statements

                            Mariculture Systems, Inc.
                          (a development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                   Since inception through September 30, 2002
                                   (unaudited)

                                                                                                                Accumulated
                                                                                                     Additional  development
                                                        Common stock             Subscribed stock      paid-in    stage
                                                     Shares      Amount       Shares     Amount        Capital    Deficit    Total
                                                 ------------ ----------- ---------- ------------ ---------- ----------- ----------

 Sale of common stock in 1995                      1,640,000  $    1,640                            $431,321              $432,961

 Issuance of common stock to founders in 1995      8,213,080       8,212                             (8,212)

 Sale of common stock in 1996                        130,000         130                             32,370                 32,500

 Issuance of common stock to founders in 1996      1,200,000       1,200                             (1,200)

 Issuance of common stock for services in 1996        10,766          11                              3,074                  3,085

 Share exchange agreement of MSIW   in August    (10,075,354)    (10,075)                            10,075

 Share exchange agreement of MSIW   in August      8,800,000       8,800                             (8,800)

 Sale of common stock in 1997                        186,978         187                            145,741                145,928

 Issuance of common stock for services in 1997       126,747         127                             68,933                 69,060

 Issuance of common stock for services in 1998        20,600          21                             20,579                 20,600

 Sale of common stock in 1999                         32,000          32                             31,968                 32,000

 Net loss since inception through
                December 31, 1999                       - -          - -                                    ($1,017,187)(1,017,187)

                                                 ------------ ----------- ---------- ------------ ---------- ----------- ----------
 Balance at December 31, 1999                     10,284,817      10,285                            725,849  (1,017,187)  (281,053)



 Issuance of 17,400 common stock shares for
     services on January 10, 2000                     17,400          17                              8,683                  8,700

 Issuance of 11,930 common stock shares for
      services on February 29, 2000                   11,930          12                             11,918                 11,930

 Issuance of shares into escrow on March 21,
                                         2000        250,000

 Net loss for the year ended December 31, 2000                                                                  (175,229) (175,229)
                                                 ------------ ----------- ---------- ------------ ---------- ----------- ----------
 Balance at December 31, 2000                     10,564,147      10,314         -            -     746,450   (1,192,416) (435,652)

         The accompanying notes are an integral part of these statements

                            Mariculture Systems, Inc.
                          (a development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                   Since inception through September 30, 2002
                                   (unaudited)
(cont.)

                                                                                                             Accumulated
                                                                                                Additional   development
                                                             Common stock    Subscribed stock    paid-in         stage
                                                           Shares   Amount    Shares  Amount     Capital       Deficit   Total
                                                       ------------ ------- --------- --------- ---------- ----------- ---------

 Issuance of 32,467 common stock shares for
     services on January 2, 2001                           31,467       31                         31,436                 31,467

 Issuance of 300 common stock shares for
     services on February 8, 2001                             300                                     300                    300

 Issuance of 300 common stock shares for
     services in May 2001                                     300                                     300                    300

 Sale of 2,000 common stock shares on March 19, 2001        2,000        2                          1,998                  2,000

 Sale of 7,000 common stock shares on March 27, 2001        7,000        7                          6,993                  7,000

 Issuance of shares in June 2001 in lieu of expense
     reimbursement and related accrued interest            34,744       36                         34,708                 34,744

 Issuance of shares in June in connection with
     acquisition of patent                              1,000,000    1,000                         (1,000)
 Issuance of shares in Movember in connection
     with a sale                                            6,000        6                          5,994                  6,000

 Common stock granted for services in December 2001                            94,800  $94,800                            94,800

 Allocation of debenture proceeds to be beneficial
     conversion feature                                                                             5,250                  5,250

 Net loss for the year ended December 31, 2001                                                               (375,675) (375,675)

                                                       ---------- --------- --------- --------- ---------- ----------- ---------
 Balance at December 31, 2001                          11,645,958   11,396     94,800    94,800    832,429 (1,568,091) (629,466)

         The accompanying notes are an integral part of these statements

                            Mariculture Systems, Inc.
                          (a development stage company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                   Since inception through September 30, 2002
                                   (unaudited)

(cont.)

                                                                                                            Accumulated
                                                                                                 Additional development
                                                            Common stock     Subscribed stock     paid-in       stage
                                                          Shares     Amount Shares      Amount    Capital      Deficit      Total
                                                      ----------- --------- --------- ---------- ---------- ----------- -----------

 Issuance of common shares of stock subscribed            94,800        94   (94,800)   (94,800)    94,706
     in 2001                                                                                                                      -

 Issuance of stock shares for consulting services         19,570        20                          19,550                   19,570
     on February 22, 2002 at $1 per share                                                                                         -

 Common stock granted for Board member services                                  400       400                                  400
 in March 2002 at $1 per share

 Issuance of stock for financing costs at $0.24 per       25,000        25     6,107     1,344       5,975                    7,344
    share in May and June 2002                                                                                                    -

 Issuance of shares for consulting services at $0.30
    per share in May 2002                                250,000                 250                74,750                   75,000

 Issuance of shares for consulting services at $0.30
    per share in June 2002                                                    60,000    18,000                               18,000

 Issuance of shares in lieu of rent payments  at $0.28
    per share in June 2002                                                     4,000     1,100                                1,100

 Common stock granted for Board member services                                  400       400                                  400
 in June 2002

 Issuance of common shares of stock subscribed            70,107        70   (70,107)  (20,444)     20,374                        -
     in June 2002

 Issuance of shares in lieu of rent payments at $0.28
   per share in July 2002                                 24,000        24                           6,576                    6,600

 Issuance of shares for employee services ar $0.08 per   418,750       419                          33,081                   33,500
     share in August 2002

 Issuance of shares for financing costs at $0.07          10,000        10                             690                      700
     per share in May  and June 2002

 Common stock granted for Board Member services                                  400       400                                  400
 in September 2002 at $1 per share

 Allocation of debenture proceeds to beneficial                                                     85,500                   85,500
    conversion features                                                                                                           -

 Net loss nine months ended September 30, 2002                                                                 (344,868)   (344,868)
                                                      ---------- ---------- ---------- --------- ---------- ------------ -----------

 Balance at September 30,2002                         12,558,185   $12,308     1,200    $1,200   $1,173,631 ($1,912,959)  ($725,820)
                                                      ========== ========== ========== ========= ========== ============ ===========

         The accompanying notes are an integral part of these statements

                            Mariculture Systems, Inc.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                     Cumulative cash
                                                                       Nine months ended              flow results
                                                                       September 30, 2002             since inception
                                                                   2002                2001          (August 25, 1994)
                                                                ----------------- ---------------    -----------------
Increase (decrease) in Cash
  Cash flows from operating activities
       Net loss                                                  $    (344,868)    $   (173,908)        ($1,912,959)
       Adjustments to reconcile net loss to net cash
           used in operating activities:

           Issuance of common stock for employee and                   129,970           32,067             338,445
              consulting services
           Issuance of common stock in lieu of
              expense reimbursement                                                      34,744              34,744
           Issuance of common stock for financing costs                  8,044                                8,044
           Depreciation and write down of test facility                                                     450,371
           Amortization                                                 58,604                               59,771
           Write off of old accounts payable                            (9,977)                              (9,977)

           Changes in assets and liabilities:
              Payables to shareholders                                                                       (8,700)
              Accounts payable and accrued liabilities                 116,225           81,666              686,336
                                                                ----------------- ---------------    -----------------
                Net cash used in operating activities
                                                                       (42,002)         (25,431)           (353,925)

Cash flows from investing activities:

          Purchase of test facility components                                                             (497,321)
                                                                ----------------- ---------------    -----------------
                   Net cash used in investing activities                     -                -            (497,321)

Cash flows from financing activities:

          Proceeds from notes payable and convertible debt              36,500           10,000             167,063
          Proceeds from sale of common stock                                              9,000             658,389
          Proceeds from unissued shares                                                                      26,200
                                                                ----------------- ---------------    -----------------
                   Net cash provided by financing activities
                                                                        36,500           19,000             851,652
Net increase (decrease) in cash                                         (5,502)          (6,431)                406
Cash at beginning of period                                              5,908            7,232                   -
                                                                ----------------- ---------------    -----------------
Cash at end of period                                                      406              801                 406
                                                                ================= ===============    =================
Non cash disclosures:
      Unissued shares payable exchanged for common stock                                                     38,700
                                                                ================= ===============    =================
      Common shares issued for future services                          25,000                               25,000
                                                                ================= ===============    =================
      Acquisition of patent in exchange for liability                                                        30,000
                                                                ================= ===============    =================
      Common shares issued to satisfy liabilities                       33,500                               31,467
                                                                ================= ===============    =================
      Accrued liabilities converted into debt                           60,000                               60,000
                                                                ================= ===============    =================
      Allocation of proceeds of convertible debt to
          beneficial conversion teature                                 85,500                               90,750
                                                                ================= ===============    =================

         The accompanying notes are an integral part of these statements

                             Mariculture Systems Inc
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2002
                                   (unaudited)


NOTE 1.  FINANCIAL STATEMENTS

The unaudited financial statements of Mariculture Systems, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with audited financial statements filed on April 8, 2002 as part of Form 10KSB and Form 10QSB filed on August 13, 2002.

NOTE 2.  NET LOSS PER SHARE

Loss per share is based on the weighted average number of shares outstanding during each quarter. The weighted average shares for computing the Company's loss per share were 12,246,582 and 11,640,958 for the three months ended September 30, 2002 and 2001, and 11,905,661 and 11,026,971 for the nine months ended September 30, 2002 and 2001, respectively, and 9,239,551 from inception through September 30, 2002. As of September 30, 2002 and 2001, the Company had 20,844 and 25,000 of potentially issuable common stock.

Because of the net loss for the three and nine months ended September 30, 2002 and 2001, and from inception through September 30, 2002, common stock equivalent shares were not included in the calculation of diluted loss per share as their inclusion would be antidilutive.

NOTE 3.  OTHER EVENTS

In January 2002, the Company executed seven convertible notes totaling $25,500. The notes mature one year from issuance and bear an interest rate of 10% per annum. Principal and interest may be converted to common stock at a rate of $0.50 per share.

On February 23, 2002, the Company's employee agreed to convert $60,000 in wage due him from the Company into a convertible promissory note. The note matures one year from issuance and bears interest at 10% per annum. Principal and interest may be converted to common stock at $0.50 per share.

The Company recognized $85,500 as beneficial conversion feature due to the notes' effective conversion rates being below the underlying stock's fair value. The resulting debt discount will be amortized using the effective interest rate over one year. For the nine months ended September 30, 2002, $57,104 in amortization was recorded. As of September 30, 2002 the balance of convertible debentures net of unamortized discount was $57,104.

On February 22, 2002, the Company issued 19,570 shares of common stock in exchange for consulting services. In accordance with terms of the consulting agreement, the amount of shares issued was determined as 0.16% of the total shares outstanding on January 7, 2002.

The Company has received cash loans from, and executed notes payable to the spouse of the Company's president, that are payable on demand and bear interest at 10% per annum, as follows:

                  April 13, 2002                     $7,000
                  May 21, 2002                       $2,000
                  July 29, 2002                      $1,000
                  August 22, 2002                    $1,000

The Company is currently in default (due to non-payment) on notes payable with a principal balance of $121,296.

In May 2002, the Company issued 250,000 shares of its common stock in lieu of payment for future marketing services to be performed in 2002. At that time the Company also authorized to be granted 60,000 shares of its common stock for payment of future marketing services, and in September 2002, issued 60,000 shares of its common stock for marketing services performed during the three months ended September 2002.

In June 2002, the Company authorized 28,000 shares of its common stock to be issued in lieu of rent payments. 4,000 shares were issued in June 2002, and 24,000 shares were issued in July 2002.

On September 5, 2002, the Company's employee agreed to convert $33,500 of wages due into common stock at the prevailing price of $0.08 per share. The employee was issued 418,750 shares of restricted stock.

NOTE 4.  MANAGEMENT PLANS

The Company is pursuing several potential projects to build fish farms utilizing the Company's proprietary technology. The Company has received a letter of intent for installation of a fish farm in British Columbia, Canada, contingent on appropriate financing and receipt of the permit from the Provincial Government expected in early December 2002. Other projects are pending

The Company is working on various financing opportunities from bank loans to a bond offering. No firm commitments have been obtained and there can be no assurance that such funds will be raised.

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

     In July 2002, the Company issued 66,107 shares of the Company's restricted common stock to one person for services rendered to the Company and 28,000 shares of the restricted common stock of the Company to one person for rental of office space for a period of between three and four months. For such offering, the Company relied upon the 506 Exemption, Section 59.035(12) of the Oregon Code and the Washington Exemption.

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

     Both in July and in August 2002, Elaine Meilahn, the wife of the Company's current President, Treasurer and Chairman loaned the Company $1,000. The loans bear interest at a rate of ten percent per annum and are payable on demand. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

     In August 2002, the Company issued a total of 110,000 shares of its restricted common stock to two (2) persons for services rendered to the Company. For such issuance, the Company relied upon the 506 Exemption and the Washington Exemption.

     In August 2002, Richard Luce, the Company's current Vice-President of Sales and Marketing and Secretary, elected to convert $33,500 in back salary from 2001 to 418,750 shares of the Company's restricted common stock. For such issuance, the Company relied upon the 506 Exemption and the Washington Exemption.

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

     The Company is continuing its efforts to establish demonstration facilities both in fresh water and salt water. The farms should validate the results of the earlier pilot facility to the aquaculture industry and its stakeholders as well as benefit the Company financially through their purchase of the SARGO(TM) Finfarm Technology and with a share of the profits from harvest.

     The Company's management continued its negotiations with the owners of Yellow Island Aquaculture ("YIA") to install a four-reservoir farm at their marine site near Campbell River, British Columbia, Canada. YIA issued a letter of interest to the Company earlier this summer, and submitted to the Canadian Government an application for permit expansion. A meeting was held to finalize the permit application at the governmental offices on Vancouver Island in September, with the owners of YIA, members of government and management from the Company in attendance. The meeting answered all parties' questions and developed a timeline that should give final approval for expansion in early December 2002.

     Business executives and landowners from the Midwestern United States have met with the Company to discuss the purchase and installation of multiple SARGO Systems. A future order would be predicated on the success of an initial 8-reservoir system. They're in the process of formulating their organization, developing their markets and applying for the necessary permits. A letter of commitment and purchase order are anticipated in the near future.

     A Freshwater Finfish farmer in the Northwest has met with the Company to discuss installation of a 4-reservoir system in the Columbia River Basin. The meetings have moved the project closer to fruition. Species, location selection and possible sources of financing have been presented.

     The Company has hired Dan Robles, P.E. as an employee. Dan previously worked for Boeing, where he was responsible for engineering and systems integration. He is currently assisting the Company by upgrading tank design for structure and assembly while focusing on the integration of life support and waste removal systems. Several concepts are unique, for which the Company intends to file patents in early 2003.

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

Results of Operations -For the Three and Nine Months Ended September 30, 2002 and September 30, 2001

Financial Condition, Capital Resources and Liquidity

     During the three and nine months ended September 30, 2002 and 2001 the Company generated no revenues. For the three months ended September 30, 2002 and 2001 the Company had general and administrative expenses of $133,648 and $53,759. The reason for the increase in general and administrative expenses of $79,889 is interest, selling expenses and salaries. For the nine months ended September 30, 2002 and 2001, the Company had general and administrative expenses of $324,208 and $171,254 respectively. The reason for the increase in general and administrative expenses for the nine months is interest, selling expenses and salaries.

     For the 3rd quarter ended September 30, 2002 and 2001, the Company had total operating expenses of $133,648 and $53,759. For the nine months ended September 30, 2002 and 2001, the Company had total operating expenses of $324,208 and $171,254, respectively.

     Both in July and in August 2002, Elaine Meilahn, the wife of the Company's current President, Treasurer and Chairman loaned the Company $1,000. The loans bear interest at a rate of ten percent per annum and are payable on demand. For such offering, the Company relied upon the 506 Exemption and the Washington Exemption.

Net Losses

     For the 3rd quarter ended September 30, 2002 and 2001, the Company reported a net loss from operations of $133,648 and $53,759 respectively. For the nine months ended September 30, 2002 and 2001, the Company reported a net loss from operations of $324,208 and $171,254, respectively.

     The ability of the Company to continue as a going concern is ultimately dependent upon its ability to generate sales and obtain additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations. However, there can be no assurance that such financing will be available on acceptable terms, if at all.

New Accounting Pronouncements

     The FASB issued SFAS No. 145, "Recision of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's results of operations and financial position.

Employees

     At September 30, 2002, the Company employed five (5) persons, three (3) full time and two (2) part time. Only two (2) of the employees are paid by the Company. None of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3.   Defaults in Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending September 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

         None.

Item 6.   Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
------------------------------------------------------------------------------------------------------------
3.(i).1  [1]      Articles of Incorporation of Mariculture Systems, Inc. filed July 8, 1996.

3.(ii).1 [1]      Bylaws of Mariculture Systems, Inc.

4.1      [1]      Promissory Note in the amount of $18,000 bearing 10% interest in favor of William Evans dated April 1996.

4.2      [1]      Form of Private Placement Offering of 1,200,000 common shares at $0.01 per share.

4.3      [1]      Promissory Note in the amount of $10,000 bearing 10% interest in favor of William Evans dated January 1997

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

4.11     [4]      Promissory Note in the amount of $12,400.97 bearing 12% interest in favor of Elaine
                  Meilahn dated April 3, 2001.

4.12     [5]      Promissory Note in the amount of $2,500.00 bearing 12% interest in favor of Elaine
                  Meilahn dated August 22, 2001.

4.13     [5]      Promissory Note in the amount of $2,500.00 bearing 12% interest in favor of Elaine
                  Meilahn dated September 14, 2001.

4.14     [5]      Promissory Note in the amount of $4,000.00 bearing 12% interest in favor of Elaine
                  Meilahn dated October 1, 2001.

4.15     *        Promissory Note in the amount of $1,000.00 bearing 10% interest in favor of Elaine
                  Meilahn dated July 29, 2002.

4.16     *        Promissory Note in the amount of $1,000.00 bearing 10% interest in favor of Elaine
                  Meilahn dated August 22, 2002.

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

16.2     [3]      Letter from Moss Adams LLP.

99.1     *        Section 906 of the Sarbanes-Oxley Act of 2002 CEO Certification.

99.2     *        Section 906 of the Sarbanes-Oxley Act of 2002 CFO Certification.
-----------------------


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




Date: November 14, 2002

                              By: /s/ David Meilahn
                              --------------------------
                              David Meilahn
                              President, Treasurer and Chairman

                              By: /s/ Richard Luce
                              --------------------------
                              Richard Luce
                              Vice President of Sales & Marketing and Secretary

                              By: /s/ Robert Janeczko
                              --------------------------
                              Robert Janeczko
                              Director

                              By: /s/ Don Jonas
                              ---------------------------
                              Don Jonas
                              Director

                                 CERTIFICATIONS

     I, David Meilahn, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Mariculture Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: November 14, 2002

/s/ David Meilahn
----------------------------------------------
David Meilahn
Chief Executive Officer (or equivalent thereof)





     I, David Meilahn, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Mariculture Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date: November 14, 2002


/s/ David Meilahn
----------------------------------------------
David Meilahn
Chief Financial Officer (or equivalent thereof)